Form 10KSB40
period 2001-06-30
PFS BANCORP INC
filed 2001-11-13
CIK 1143330

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB


[  X  ]      Annual report under Section 13 or 15(d) of the
             Securities Exchange Act of 1934.
             For the fiscal year ended June 30, 2001
                                       -------------

             Special Financial Report containing only financial statements for the fiscal year ended June 30, 2001, pursuant to Rule 15d-2.

                                   - or -

[    ]      Transition report under Section 13 or 15(d) of the
            Securities Exchange Act of 1934.
            For the transition period from _________to________

                     Commission File Number:  0-33233

                             PFS BANCORP, INC.
         ----------------------------------------------
         (Name of Small Business Issuer in its Charter)

        INDIANA                                          35-2142534
-------------------------------             ---------------------------------
(State or otherjurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                      SECOND AND BRIDGEWAY STREETS
                         AURORA, INDIANA 47001
                ----------------------------------------
                (Address of Principal Executive Offices)

                              (812) 926-0631
            -----------------------------------------------
            (Issuer's telephone number, including area code)

           Securities registered under Section 12(b) of the Act:
                                    NONE
                                    ----

       Securities registered under Section 12(g) of the Exchange Act:
                 Common Stock (par value $0.01 per share)
       --------------------------------------------------------------
                              (Title of Class)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [   ]      NO [ X ]

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

As of November 12, 2001 there were 1,551,293 shares of the Registrant's Common Stock outstanding.


                                 CONTENTS

                                                              Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             3


FINANCIAL STATEMENTS

  STATEMENTS OF FINANCIAL CONDITION                            4

  STATEMENTS OF EARNINGS                                       5

  STATEMENTS OF COMPREHENSIVE INCOME                           6

  STATEMENTS OF RETAINED EARNINGS                              7

  STATEMENTS OF CASH FLOWS                                     8

  NOTES TO FINANCIAL STATEMENTS                               10

     All financial statement schedules are omitted because the required information either is not available or is shown in the financial statements or in the notes thereto.

     PFS Bancorp, Inc. was incorporated in June 2001. PFS Bancorp was engaged in only minimal activities at that date; accordingly, the financial statements of PFS Bancorp have been omitted because of their immateriality. PFS Bancorp acquired all of the capital stock of Peoples Federal Savings Bank on October 11, 2001. This special financial report contains only financial statements and is being filed in accordance with Rule 15d-2 of the Securities Exchange Act of 1934.



          Report of Independent Certified Public Accountants

Board of Directors
Peoples Federal Savings Bank

We have audited the accompanying statements of financial condition of Peoples Federal Savings Bank as of June 30, 2001 and 2000, and the related statements of earnings, comprehensive income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Savings Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Federal Savings Bank as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP


Cincinnati, Ohio
August 16, 2001



                     Peoples Federal Savings Bank

                   STATEMENTS OF FINANCIAL CONDITION

                               June 30,
                            (In thousands)

     ASSETS                                         2001       2000

Cash and due from banks                      $       982   $    940
Interest-bearing deposits in
  other financial institutions                    13,871      7,861
                                                  ------      -----
     Cash and cash equivalents                    14,853      8,801

Investment securities designated
  as available for sale - at market                1,450      1,054
Investment securities held to maturity
  - at amortized cost, which
  approximates market                                169        178
Mortgage-backed securities held to
  maturity - at amortized cost,
  which approximates market                            -          1
Loans receivable - net                            95,457     95,492
Office premises and equipment - at
  depreciated cost                                 1,108      1,194
Real estate acquired through foreclosure             102          6
Property acquired in settlement of loans               -         26
Federal Home Loan Bank stock - at cost               699        694
Accrued interest receivable                          467        482
Prepaid expenses and other assets                    177         47
Prepaid federal income taxes                          87          -
                                                 -------    -------
     Total assets                               $114,569   $107,975
                                                 =======    =======

     LIABILITIES AND RETAINED EARNINGS

Deposits                                       $  98,649  $  90,822
Advances from the Federal Home Loan Bank           1,000      3,750
Advances by borrowers for taxes and insurance         65         67
Accrued interest payable                              48         39
Other liabilities                                    131        765
Accrued federal income taxes                           -         26
Deferred federal income taxes                        177        288
                                                 -------     ------
     Total liabilities                           100,704     95,123

Commitments                                            -          -

Retained earnings - substantially restricted      12,921     12,173

Accumulated other comprehensive income
  - unrealized gains on securities
  designated as available for sale, net
  of related tax effects                             944        679
                                                  ------     ------
     Total retained earnings                      13,865     12,852
                                                  ------     ------
     Total liabilities and retained earnings    $114,569   $107,975
                                                 =======    =======

The accompanying notes are an integral part of these statements.

                          Peoples Federal Savings Bank

                             STATEMENTS OF EARNINGS

                               Year ended June 30,
                                 (In thousands)


                                                    2001       2000
Interest income
  Loans                                           $7,349     $7,793
  Investment and mortgage-backed securities           17         21
  Interest-bearing deposits and other                596        333
                                                     ---        ---
     Total interest income                         8,406      7,703

Interest expense
  Deposits                                         4,775      4,051
  Borrowings                                         178        258
                                                     ---        ---
     Total interest expense                        4,953      4,309
                                                   -----      -----
     Net interest income                           3,453      3,394

Provision for losses on loans                        156         88
                                                     ---         --
     Net interest income after provision for
       losses on loans                             3,297      3,306

Other income
  Gain on sale of real estate acquired
    through foreclosure                                5          3
  Gain on sale of investment securities              344          -
  Other operating                                    317        284
                                                     ---        ---
     Total other income                              666        287

General, administrative and other expense
  Employee compensation and benefits               1,687      1,064
  Occupancy and equipment                            262        333
  Data processing                                    218        245
  Federal deposit insurance premiums                  50         64
  Other operating                                    460        499
                                                     ---        ---
     Total general, administrative and
       other expense                               2,677      2,205
                                                   -----      -----
     Earnings before income taxes                  1,286      1,388

Income taxes
  Current                                            785        628
  Deferred                                          (247)       (50)
                                                     ---        ---
     Total income taxes                              538        578
                                                     ---        ---
     NET EARNINGS                                $   748    $   810
                                                     ===        ===


The accompanying notes are an integral part of these statements.

                          Peoples Federal Savings Bank

                       STATEMENTS OF COMPREHENSIVE INCOME

                               Year ended June 30,
                                 (In thousands)

                                                     2001      2000

Net earnings                                      $   748      $810

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities
   during the period, net of taxes (benefits) of
   $253 and $(155) in 2001 and 2000, respectively     492      (300)

Reclassification adjustment for realized gains
  included in earnings, net of tax of $117           (227)     -
                                                    -----       ---
Comprehensive income                              $ 1,013      $510
                                                    =====       ===
Accumulated comprehensive income                  $   944      $679
                                                      ===       ===































The accompanying notes are an integral part of these statements.

                        Peoples Federal Savings Bank

                       STATEMENTS OF RETAINED EARNINGS

                             Year ended June 30,
                               (In thousands)



                                                    2001       2000

Balance at beginning of year                     $12,852    $12,342

Net earnings for the year                            748        810

Unrealized gains (losses) on securities
  designated as available for sale, net
  of related tax effects                             265       (300)
                                                  ------     ------
Balance at end of year                           $13,865    $12,852
                                                  ======     ======

































The accompanying notes are an integral part of these statements.

                        Peoples Federal Savings Bank

                          STATEMENTS OF CASH FLOWS

                             Year ended June 30,
                               (In thousands)

                                                             2001       2000
Cash flows from operating activities:
 Net earnings for the year                              $     748  $     810
 Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
  Amortization of deferred loan origination fees              (61)       (54)
  Gain on sale of real estate acquired through foreclosure     (5)        (3)
  Gain on sale of investment securities                      (344)         -
  Depreciation and amortization                               121        136
  Provision for losses on loans                               156         88
  Increase (decrease) in cash due to changes in:
   Accrued interest receivable                                 15        (79)
   Prepaid expenses and other assets                         (130)        (3)
   Other liabilities                                          634         65
   Accrued interest payable                                     9        (20)
   Income taxes
     Current                                                 (113)       100
     Deferred                                                (247)       (50)
                                                              ---        ---
      Net cash provided by operating activities               783        990

Cash flows provided by (used in) investing activities:
 Principal repayments on mortgage-backed securities             1          4
 Proceeds from maturities of investment securities              9          7
 Proceeds from sale of real estate acquired through
   foreclosure                                                183        224
 Proceeds from sale of investment securities                  349          -
 Loan principal repayments                                 38,345     30,040
 Loan disbursements                                       (38,653)   (32,871)
 Purchase of office premises and equipment                    (35)      (190)
 Purchase of Federal Home Loan Bank stock                      (5)        (3)
                                                              ---      -----
      Net cash provided by (used in) investing activities     194     (2,789)

Cash flows provided by (used in) financing activities:
 Net increase in deposits                                   7,827      5,261
 Proceeds from Federal Home Loan Bank advances              1,000      7,750
 Repayment of Federal Home Loan Bank advances              (3,750)    (7,750)
 Advances by borrowers for taxes and insurance                 (2)       (39)
                                                            -----      -----
      Net cash provided by financing activities             5,075      5,222
                                                            -----      -----
Net increase in cash and cash equivalents                   6,052      3,423

Cash and cash equivalents at beginning of year              8,801      5,378
                                                            -----      -----
Cash and cash equivalents at end of year                  $14,853   $  8,801
                                                           ======      =====

                        Peoples Federal Savings Bank

                    STATEMENTS OF CASH FLOWS (CONTINUED)

                             Year ended June 30,
                               (In thousands)


                                                            2001       2000

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income taxes                                           $   676    $   360
                                                           =====      =====
  Interest on deposits and borrowings                    $ 4,944    $ 4,329
                                                           =====      =====
Supplemental disclosure of noncash investing activities:
 Unrealized gains (losses) on securities designated as
 available for sale, net of related tax effects          $   265    $  (300)
                                                             ===        ===
 Transfers from loans to real estate acquired through
  foreclosure                                            $   136    $   271
                                                             ===        ===
 Issuance of loans upon sale of real estate
  acquired through foreclosure                           $    40    $   171
                                                              ==        ===



























The accompanying notes are an integral part of these statements.

                       Peoples Federal Savings Bank

                       NOTES TO FINANCIAL STATEMENTS

                          June 30, 2001 and 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES

  Peoples Federal Savings Bank ("Peoples" or the "Savings Bank") conducts a general banking business in southeastern Indiana which primarily consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer, and nonresidential purposes. Peoples' profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Peoples can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

  The financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and general accounting practices within the financial services industry. In preparing financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

  The following is a summary of significant accounting policies which have been consistently applied in the preparation of the accompanying financial statements.

  1.  Investment and Mortgage-backed Securities

  The Savings Bank accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that investments in debt and equity securities be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are to be carried at cost only if the Savings Bank has the positive intent and ability to hold these securities to maturity. Trading securities and securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or retained earnings, respectively.

  At June 30, 2001 and 2000, the Savings Bank's retained earnings reflected a net unrealized gain on securities designated as available for sale of $944,000 and $679,000, respectively.

  Realized gains and losses on sales of securities are recognized using the specific identification method.

                     Peoples Federal Savings Bank

               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        June 30, 2001 and 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

  2.  Loans Receivable

  Loans receivable are stated at the principal amount outstanding, adjusted for deferred loan origination fees and the allowance for loan losses. Interest is accrued as earned unless the collectibility of the loan is in doubt. Interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status. If the ultimate collectibility of the loan is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

  3.  Loan Origination Fees

  The Savings Bank accounts for loan origination fees in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Savings Bank's experience with similar commitments, are deferred and amortized over the life of the related loan using the interest method.

  4.  Allowance for Loan Losses

  It is the Savings Bank's policy to provide valuation allowances for estimated losses on loans based on past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. When the collection of a loan becomes doubtful, or otherwise troubled, the Savings Bank records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

  The Savings Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. The Savings Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value.

                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

  4.  Allowance for Loan Losses (continued)

  A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Savings Bank considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Savings Bank's investment in multi-family and nonresidential loans, and its evaluation of impairment thereof, such loans are collateral dependent, and as a result, are carried as a practical expedient at the lower of cost or fair value.

  It is the Savings Bank's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

  At June 30, 2001, the Savings Bank had no loans that were defined as impaired under SFAS No. 114. At June 30, 2000, the Savings Bank had one loan approximating $100,000 which was defined as impaired under SFAS No. 114. The Savings Bank maintained a component of its general allowance for credit losses related to this impaired loan which approximated $10,000 at June 30, 2000.

  5.  Office Premises and Equipment

  Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided primarily using the straight-line and declining balance methods over the useful lives of the assets, generally estimated to be thirty years for the building and building improvements and five to seven years for furniture and equipment. An accelerated depreciation method is used for tax reporting purposes.

  6.  Real Estate Acquired through Foreclosure

  Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

  7.  Federal Income Taxes

  The Savings Bank accounts for federal income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

  The Savings Bank's principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees, deferred compensation, general loan loss allowances and the percentage of earnings bad debt deduction. Additionally, a temporary difference is recognized for depreciation utilizing accelerated methods for federal income tax purposes.

  8.  Benefit Plans

  The Savings Bank funds its defined benefit pension plan through participation in the Pentegra Defined Benefit Plan (the "Plan"). The Savings Bank is required to fund pension costs accrued. Contributions to the Plan were not required during fiscal 2001 and 2000 due to the Plan's overfunded status. The provision for pension expense is computed by the Plan's actuaries utilizing the projected unit credit cost method and assuming a 7.5% return on Plan assets. The Savings Bank is not required to disclose separate actuarial information due to the Plan's classification as a multi-employer pension plan.

  The Savings Bank has a 401(k) savings plan for its employees. All employees are eligible and receive matching contributions from the Savings Bank at a predetermined rate. Expense recognized in connection with the 401(k) savings plan totaled approximately $9,000 and $8,000 for the fiscal years ended June 30, 2001 and 2000, respectively.

  Peoples has a profit sharing plan which provides for additional compensation to employees if the Savings Bank meets certain performance goals. The Savings Bank recorded expense totaling $13,000 for the profit sharing plan in fiscal 2001. No expense was recognized in connection with the profit sharing plan in fiscal 2000.

                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

  8.  Benefit Plans (continued)

  The Savings Bank implemented a nonqualified Executive Officers and Directors Deferred Compensation Plan (the "Compensation Plan") during the year ended June 30, 2001, which provides for the payment of benefits to its directors and certain officers upon termination of service with the Savings Bank, with full vesting in the Compensation Plan after ten years of service. The deferred compensation unfunded liability reflects the current value of the plan obligation based on a present value of providing a sum certain of $17,800 per year to each participant for ten years after retirement. The present value was determined using an interest rate of 7.5% and the relative time to retirement for each participant. The annual expense is derived from this liability on an ongoing basis. The Savings Bank recorded expense totaling $623,000 for the Compensation Plan during the fiscal year ended June 30, 2001.

  9.  Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in other financial institutions with original terms to maturity of less than ninety days.

  10.  Fair Value of Financial Instruments

  SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Savings Bank.

  The following methods and assumptions were used by the Savings Bank in estimating its fair value disclosures for financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          Cash and cash equivalents: The carrying amounts presented in the statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

          Investment and mortgage-backed securities: Fair values for investment and mortgage-backed securities are based on quoted market prices and dealer quotes.

                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

  10.  Fair Value of Financial Instruments (continued)

          Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one-to-four family residential, multi-family residential and nonresidential real estate. These categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts, and consumer and other loans, fair values were deemed to equal the historic carrying values.

          Federal Home Loan Bank stock: The carrying amount presented in the statements of financial condition is deemed to approximate fair value.

          Deposits: The fair values of deposits with no stated maturity, such as NOW accounts, passbook accounts and money market passbook accounts are deemed to approximate the amount payable on demand as of June 30, 2001 and 2000. The fair values for fixed-rate certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

          Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

          Advances by borrowers for taxes and insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

          Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at June 30, 2001 and 2000, was not material.


                        Peoples Federal Savings Bank

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           June 30, 2001 and 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

  10.  Fair Value of Financial Instruments (continued)

  Based on the foregoing methods and assumptions, the carrying value and fair value of the Savings Bank's financial instruments are as follows at June 30:

                                         2001               2000
                                Carrying    Fair    Carrying   Fair
                                   value   value       value  value
                                          (In thousands)
  Financial assets
    Cash and cash equivalents    $14,853 $ 14,853 $    8,801   $ 8,801
    Investment  securities
     designated as available
     for sale                      1,450    1,450      1,054     1,054
    Investment securities held
     to maturity                     169      169        178       178
    Mortgage-backed securities
     held to maturity                  -        -          1         1
    Loans receivable - net        95,457   96,513     95,492    95,370
    Federal Home Loan Bank
     stock                           699      699        694       694
                                 -------  -------    -------   -------
                                $112,628 $113,684   $106,220  $106,098
                                 =======  =======    =======   =======
  Financial liabilities
    Deposits                   $  98,649 $ 98,882  $  90,822 $ 90,904
    Advances from the Federal
     Home Loan Bank                1,000    1,000      3,750    3,750
    Advances by borrowers for
     taxes and insurance              65       65         67       67
                                  ------   ------     ------   ------
                               $  99,714 $ 99,947  $  94,639 $ 94,721
                                  ======   ======     ======   ======
  11.  Advertising

  Advertising costs are expensed when incurred. The Savings Bank's advertising expense totaled $63,000 and $90,000 for the fiscal years ended June 30, 2001 and 2000, respectively.

  12.  Reclassifications

  Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.


                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

  Amortized cost and estimated fair values of investment securities at June 30 are summarized as follows:

                                     2001                     2000
                                        Estimated                  Estimated
                          Amortized         fair     Amortized         fair
                               cost        value          cost        value
                                             (In thousands)
  Held to maturity:
    Municipal obligations      $169      $   169          $178      $   178
                                ===          ===           ===          ===
  Available for sale:
    FHLMC stock                $ 20      $ 1,450          $ 25      $ 1,054
                                 ==        =====            ==        =====

  At June 30, 2001 and 2000, the market value appreciation of the Savings Bank's investment securities available for sale in excess of amortized cost was $1.4 million and $1.0 million, respectively, consisting solely of gross unrealized gains.

  At June 30, 2000, the Savings Bank's cost carrying value of mortgage-backed securities designated as held-to-maturity approximated market value, which totaled $1,000.

NOTE C - LOANS RECEIVABLE

  The composition of the loan portfolio at June 30 is as follows:

                                               2001       2000
                                               (In thousands)
  Residential real estate
    One-to-four family                      $71,577    $70,411
    Multi-family                              1,641        184
  Nonresidential real estate                 14,821     13,546
  Consumer and other loans                    8,510     12,812
                                             ------     ------
                                             96,549     96,953
  Less:
    Undisbursed loans in process                292        678
    Deferred loan origination fees              109        156
    Allowance for loan losses                   691        627
                                             ------     ------
                                            $95,457    $95,492
                                             ======     ======

  As depicted above, the Savings Bank's lending efforts have historically focused on one- to four-family and multi-family residential real estate loans, which comprise approximately $72.9 million, or 76%, of the total loan portfolio at June 30, 2001, and $69.9 million, or 73%, of the total loan portfolio at June 30, 2000. Customarily, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Savings Bank with adequate collateral coverage in the event of default. Nevertheless, the Savings Bank, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending area of southeastern Indiana, thereby impairing

                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000


NOTE C - LOANS RECEIVABLE (continued)

  collateral values. However, management is of the belief that real estate values in the Savings Bank's primary lending area are presently stable.

  In the ordinary course of business, the Savings Bank has granted loans to some of its officers, directors, and their related interests. In the opinion of management, such loans are within applicable regulatory lending limitations and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was approximately $572,000 and $658,000 at June 30, 2001 and 2000, respectively.


NOTE D - ALLOWANCE FOR LOAN LOSSES

  The activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                 2001     2000
                                               (In thousands)

  Beginning balance                              $627     $568
  Provision for losses on loans                   156       88
  Charge-off of loans                            (130)     (42)
  Recoveries                                       38       13
                                                  ---      ---
  Ending balance                                 $691     $627
                                                  ===      ===

  As of June 30, 2001, the Savings Bank's allowance for loan losses was solely general in nature, which is includible as a component of regulatory risk-based capital.

  At June 30, 2001 and 2000, the Savings Bank's nonperforming loans totaled approximately $1.1 million and $634,000, respectively. Interest income which would have been recognized if such loans had performed pursuant to contractual terms totaled approximately $32,000 and $24,000 for the years ended June 30, 2001 and 2000, respectively.

NOTE E - OFFICE PREMISES AND EQUIPMENT

  Office premises and equipment are comprised of the following at June 30:

                                               2001       2000
                                              (In thousands)

  Land and improvements                     $   106    $   106
  Buildings and improvements                  1,266      1,266
  Furniture and equipment                       865        846
  Automobiles                                    26         26
                                              -----      -----
                                              2,263      2,244
    Less accumulated depreciation
      and amortization                        1,155      1,050
                                              -----      -----
                                            $ 1,108    $ 1,194
                                              =====      =====

                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000


NOTE F - DEPOSITS

  Deposits consist of the following major classifications at June
  30:

  Deposit type and weighted-
  average interest rate                       2001       2000
                                              (In thousands)
  NOW accounts
    2001 - 2.51%                            $14,432
    2000 - 2.53%                                      $  9,716
  Passbook
    2001 - 2.50%                              9,769
    2000 - 2.57%                                         9,177
  Money market passbook
    2001 - 2.97%                              6,126
    2000 - 2.98%                                         5,851
                                             ------     ------
  Total demand, transaction and
    passbook deposits                        30,327     24,744

  Certificates of deposit
    Original maturities of:
      Less than 12 months
        2001 - 5.09%                          3,710
        2000 - 5.11%                                     2,592
      12 months to 24 months
        2001 - 5.82%                         18,781
        2000 - 5.70%                                    19,984
      24 months to 36 months
        2001 - 5.93%                         11,397
        2000 - 5.72%                                    11,004
      More than 36 months
        2001 - 5.83%                          4,507
        2000 - 5.95%                                     4,198
    Individual retirement
      2001 - 5.75%                            9,653
      2000 - 5.61%                                       8,930
    Jumbo
      2001 - 5.73%                           20,274
      2000 - 6.19%                                      19,370
                                             ------     ------
  Total certificates of deposit              68,322     66,078
                                             ------     ------
  Total deposit accounts                    $98,649    $90,822
                                             ======     ======

  At June 30, 2001 and 2000, the Savings Bank had certificate of deposit accounts with balances in excess of $100,000 totaling approximately $23.7 million and $26.1 million, respectively.


                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000


NOTE F - DEPOSITS (continued)

  Interest expense on deposits for the years ended June 30 is summarized as follows:

                                               2001       2000
                                               (In thousands)
  Passbook, NOW and money market
    passbook                                $   722    $   603
  Certificates of deposit                     4,053      3,448
                                              -----      -----
                                             $4,775     $4,051
                                              =====      =====

  Maturities of outstanding certificates of deposit at June 30 are summarized as follows:

                                              2001       2000
                                              (In thousands)

  Less than six months                      $18,486    $18,493
  Six months to one year                     26,715     28,044
  One year to three years                    21,674     15,949
  Three years or more                         1,447      3,592
                                             ------     ------
                                            $68,322    $66,078
                                             ======     ======

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

  Advances from the Federal Home Loan Bank, collateralized at June 30, 2001 by pledges of certain residential mortgage loans totaling $1.6 million and the Savings Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                           Maturing
                           fiscal year
  Interest rate            ending in          2001        2000
                                              (In thousands)

  6.02% - 6.83%            2001             $-          $3,750
  6.75%                    2002              1,000       -
                                             -----       -----
                                            $1,000      $3,750
                                             =====       =====


                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000



NOTE H - INCOME TAXES

  The provision for income taxes differs from that computed at the statutory corporate tax rate for the fiscal year ended June
  30 as follows:

                                                         2001   2000
                                                     (In thousands)

  Federal income taxes computed at the statutory rate    $386   $414
  Increase (decrease) in taxes resulting from:
    Tax exempt interest                                    (3)    (3)
    State income tax provision                            152    169
    Other                                                   3     (2)
                                                          ---    ---
  Income tax provision per financial statements          $538   $578
                                                          ===    ===

  The composition of the Savings Bank's net deferred tax liability at June 30 is as follows:

  Taxes (payable) refundable on temporary                2001   2000
  differences at statutory rate:                     (In thousands)

  Deferred tax liabilities:
    Difference between book and tax depreciation        $ (79) $ (69)
    Percentage of earnings bad debt deduction             (39)   (78)
    Unrealized gains on securities available for sale    (486)  (350)
    Other                                                 (33)   (11)
                                                         ----   -----
     Total deferred tax liabilities                      (637)  (508)

  Deferred tax assets:
    Deferred loan origination fees                         13      7
    Deferred compensation                                 212      -
    General loan loss allowance                           235    213
                                                          ---    ---
     Total deferred tax assets                            460    220
                                                          ---    ---
     Net deferred tax liability                         $(177) $(288)
                                                          ===    ===

  Prior to 1997, the Savings Bank was allowed a special bad debt deduction, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at June 30, 2001, includes approximately $1.3 million for which federal income taxes have not been provided. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction is approximately $400,000.

                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000


NOTE H - INCOME TAXES (continued)

  Pursuant to legislation enacted in 1996, the Savings Bank is required to recapture as taxable income approximately $670,000 of its tax bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Savings Bank has provided deferred taxes for this amount and began to amortize the recapture of the bad debt reserve into taxable income over a six year period in fiscal 1997.


NOTE I - LOAN COMMITMENTS

  The Savings Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Savings Bank's involvement in such financial instruments.

  The Savings Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Savings Bank uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

  At June 30, 2001, the Savings Bank had outstanding commitments of approximately $5.1 million to originate loans.
  Additionally, the Savings Bank was obligated under unused lines of credit for home equity loans totaling $1.5 million and unused lines of credit under commercial loans totaling $2.6 million. In the opinion of management, all loan commitments equaled or exceeded prevalent market interest rates as of June 30, 2001, and will be funded from normal cash flow from operations and borrowings as necessary.


NOTE J - REGULATORY CAPITAL

  The Savings Bank is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000

NOTE J - REGULATORY CAPITAL (continued)

 The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as retained earnings less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets, except for those associations with the highest examination rating and acceptable levels of risk. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Savings Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

 During the 2001 fiscal year, the Savings Bank was notified by the OTS that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Savings Bank must maintain minimum capital ratios as set forth in the following tables.

 As of June 30, 2001 and 2000, management believes that the Savings Bank met all capital adequacy requirements to which it was subject.
                                    As of June 30, 2001


                                                            To be "well-
                                                         capitalized" under
                                         For capital      prompt corrective
                         Actual       adequacy purposes   action provisions
                    ---------------   -----------------   -----------------
                     Amount   Ratio      Amount  Ratio      Amount   Ratio
                                     (Dollars in thousands)

Tangible capital    $12,921   11.4%    *$1,697  *1.5%     *$5,657    *5.0%

Core capital        $12,921   11.4%    *$4,526  *4.0%     *$6,788    *6.0%

Risk-based capital  $14,256   20.1%    *$5,682  *8.0%     *$7,103   *10.0%



                                    As of June 30, 2000

                                                            To be "well-
                                                         capitalized" under
                                         For capital      prompt corrective
                         Actual       adequacy purposes   action provisions
                    ---------------   -----------------   -----------------
                     Amount   Ratio      Amount  Ratio      Amount   Ratio
                                     (Dollars in thousands)

Tangible capital    $12,173   11.3%    *$1,611  *1.5%     *$5,370    *5.0%

Core capital        $12,173   11.3%    *$4,296  *4.0%     *$6,445    *6.0%

Risk-based capital  $13,263   19.4%    *$5,470  *8.0%     *$6,837   *10.0%


*greater than or equal to.

                       Peoples Federal Savings Bank

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          June 30, 2001 and 2000


NOTE J - REGULATORY CAPITAL (continued)

 The Savings Bank's management believes that, under the current regulatory capital regulations, the Savings Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Savings Bank, such as increased interest rates or a downturn in the economy in the Savings Bank's market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.


NOTE K - CORPORATE REORGANIZATION AND CONVERSION TO STOCK FORM

 In May 2001, the Savings Bank's Board of Directors adopted an overall plan of conversion and reorganization (the "Plan") whereby the Savings Bank will convert to the stock form of ownership, followed by the issuance of all the Savings Bank's outstanding stock to a newly formed holding company, PFS Bancorp, Inc. Pursuant to the Plan, as amended, PFS Bancorp, Inc. will offer for sale between 977,500 and 1,520,875 common shares at $10.00 per share to the Savings Bank's depositors, members of the community, and a newly formed Employee Stock Ownership Plan ("ESOP"). The Plan further provides for the issuance by PFS Bancorp, Inc. of an amount of common shares equal to 2 percent of the shares sold in the offering to the PFS Charitable Foundation. The costs of issuing the common stock will be deferred and deducted from the sale proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. At June 30, 2001, the Savings Bank had incurred deferred conversion costs totaling approximately $118,000. The transaction is subject to approval by regulatory authorities and members of the Savings Bank. At the completion of the conversion to stock form, the Savings Bank will establish a liquidation account in the amount of retained earnings contained in the final offering circular.
 The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Savings Bank after conversion.

 In the event of a complete liquidation (and only in such event), each eligible member will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock. Except for the repurchase of stock and payment of dividends by the Savings Bank, the existence of the liquidation account will not restrict the use or application of such retained earnings.

 The Savings Bank may not declare, pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause retained earnings to be reduced below either the amount required for the liquidation account or the regulatory capital requirements of SAIF insured institutions.


                                SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange
  Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PFS BANCORP, INC.

  November 7, 2001

                                By:  /s/ Mel E. Green
                                     Mel E. Green
                                     President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Name                    Title                  Date
  ---------------         ---------------------  ---------------

                          Chairman of the Board  November _, 2001
  Robert L. Laker


  /s/ Mel E. Green        Director, President    November 7, 2001
  Mel E. Green            and Chief Executive
                          Officer

  /s/ Gilbert L. Houze    Director               November 8, 2001
  Gilbert L. Houze


  /s/ Dale R. Moeller     Director               November 8, 2001
  Dale R. Moeller


  /s/ Carl E. Petty       Director               November 8, 2001
  Carl E. Petty


                          Director, Vice         November _, 2001
  Jack D. Tandy           President and
                          Secretary

  /s/ Stuart M. Suggs     Vice President and     November 7, 2001
  Stuart M. Suggs         Chief Financial
                          Officer

