Form 10QSB
period 2001-09-30
PFS BANCORP INC
filed 2001-11-14
CIK 1143330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2001
                               -----------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    033233
                       -------------

                               PFS BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Indiana                                   35-2142534
-------------------------------               -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                Second & Bridgeway Streets, Aurora, Indiana 47001
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (812) 926-0631
------------------------------------------------------------------------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  ]                          No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 9, 2001 - 1,551,293 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [  ]



                               Page 1 of 14 pages

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

             Statements of Financial Condition                              3

             Statements of Earnings                                         4

             Statements of Comprehensive Income                             5

             Statements of Cash Flows                                       6

             Notes to Financial Statements                                  8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                    10


PART II - OTHER INFORMATION                                                13

SIGNATURES                                                                 14

                          Peoples Federal Savings Bank

                        STATEMENTS OF FINANCIAL CONDITION

                                 (In thousands)

                                                                                      September 30,            June 30,
         ASSETS                                                                                2001                2001
Cash and due from banks                                                                    $    987            $    982
Interest-bearing deposits in other financial institutions                                    35,485              13,871
                                                                                            -------             -------
         Cash and cash equivalents                                                           36,472              14,853

Investment securities designated as available for sale -
  at market                                                                                   1,347               1,450
Investment securities held to maturity - at amortized cost, which
  approximates market                                                                           169                 169
Loans receivable - net                                                                       96,875              95,457
Office premises and equipment - at depreciated cost                                           1,094               1,108
Real estate acquired through foreclosure                                                         96                 102
Federal Home Loan Bank stock - at cost                                                          699                 699
Accrued interest receivable                                                                     480                 467
Prepaid expenses and other assets                                                               337                 177
Prepaid federal income taxes                                                                     -                   87
                                                                                            -------             -------

         Total assets                                                                      $137,569            $114,569
                                                                                            =======             =======


         LIABILITIES AND RETAINED EARNINGS

Deposits                                                                                   $121,421            $ 98,649
Advances from the Federal Home Loan Bank                                                      1,000               1,000
Advances by borrowers for taxes and insurance                                                   110                  65
Accrued interest payable                                                                         34                  48
Other liabilities                                                                               812                 765
Accrued federal income taxes                                                                     37                  -
Deferred federal income taxes                                                                   134                 177
                                                                                            -------             -------
         Total liabilities                                                                  123,548             100,704

Commitments                                                                                      -                   -

Retained earnings - substantially restricted                                                 13,146              12,921

Accumulated other comprehensive income - unrealized gains on
  securities designated as available for sale, net of related tax effects                       875                 944
                                                                                            -------             -------

         Total retained earnings                                                             14,021              13,865
                                                                                            -------             -------

         Total liabilities and retained earnings                                           $137,569            $114,569
                                                                                            =======             =======

                          Peoples Federal Savings Bank

                             STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                                 (In thousands)


                                                                                               2001                2000
Interest income
  Loans                                                                                      $1,818              $1,889
  Investment and mortgage-backed securities                                                       4                   4
  Interest-bearing deposits and other                                                           139                 132
                                                                                              -----               -----

         Total interest income                                                                1,961               2,025

Interest expense
  Deposits                                                                                    1,102               1,140
  Borrowings                                                                                     17                  57
                                                                                              -----               -----
         Total interest expense                                                               1,119               1,197
                                                                                              -----               -----

         Net interest income                                                                    842                 828

Provision for losses on loans                                                                    24                  54
                                                                                              -----               -----

         Net interest income after provision for
           losses on loans                                                                      818                 774

Other operating income                                                                           85                  87

General, administrative and other expense
  Employee compensation and benefits                                                            265                 253
  Occupancy and equipment                                                                        66                  64
  Data processing                                                                                59                  53
  Federal deposit insurance premiums                                                             13                  12
  Other operating                                                                               126                 133
                                                                                              -----               -----
         Total general, administrative and other expense                                        529                 515
                                                                                              -----               -----

         Earnings before income taxes                                                           374                 346

Income taxes
  Current                                                                                       158                 124
  Deferred                                                                                       (9)                 14
                                                                                              -----               -----
         Total income taxes                                                                     149                 138
                                                                                              -----               -----

         NET EARNINGS                                                                        $  225              $  208
                                                                                              =====               =====

                          Peoples Federal Savings Bank

                       STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2001              2000
Net earnings                                                                                     $225              $208

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period,
    net of taxes (benefits) of $(35) and $120 in 2001 and 2000, respectively                      (69)              232
                                                                                                  ---               ---

Comprehensive income                                                                             $156              $440
                                                                                                  ===               ===

Accumulated comprehensive income                                                                 $875              $911
                                                                                                  ===               ===

                          Peoples Federal Savings Bank

                            STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                               2001                2000
Cash flows from operating activities:
  Net earnings for the period                                                               $   225              $  208
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                              (26)                (11)
    Depreciation and amortization                                                                29                  25
    Provision for losses on loans                                                                24                  54
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                               (13)                 37
      Prepaid expenses and other assets                                                        (160)                  4
      Other liabilities                                                                          47                  16
      Accrued interest payable                                                                  (14)                 14
      Income taxes
        Current                                                                                 124                  24
        Deferred                                                                                 (9)                 14
                                                                                             ------               -----
         Net cash provided by operating activities                                              227                 385

Cash flows provided by (used in) investing activities:
  Loan principal repayments                                                                  12,373               8,343
  Loan disbursements                                                                        (13,784)             (8,694)
  Proceeds from sale of real estate acquired through foreclosure                                  1                  21
  Purchase of office premises and equipment                                                     (15)                 -
                                                                                             ------               -----
         Net cash used in investing activities                                               (1,425)               (330)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                        22,772                (791)
  Repayment of Federal Home Loan Bank advances                                                   -                 (750)
  Advances by borrowers for taxes and insurance                                                  45                  37
                                                                                             ------               -----
         Net cash provided by (used in) financing activities                                 22,817              (1,504)
                                                                                             ------               -----

Net increase (decrease) in cash and cash equivalents                                         21,619              (1,449)

Cash and cash equivalents at beginning of period                                             14,853               8,801
                                                                                             ------               -----

Cash and cash equivalents at end of period                                                  $36,472              $7,352
                                                                                             ======               =====


                          Peoples Federal Savings Bank

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)


                                                                                               2001                2000
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                             $   -               $   70
                                                                                              =====               =====

    Interest on deposits and borrowings                                                      $1,133              $1,185
                                                                                              =====               =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                     $  (69)             $  232
                                                                                              =====               =====

  Transfers from loans to real estate acquired through
    foreclosure                                                                              $   -               $  236
                                                                                              =====               =====

  Issuance of loans upon sale of real estate
    acquired through foreclosure                                                             $   -               $   19
                                                                                              =====               =====

                                PFS Bancorp, Inc.

                          NOTES TO FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000

    1.   Basis of Presentation

    Mutual to Stock Conversion. On October 11, 2001, PFS Bancorp, Inc. (the "Company") completed the mutual-to-stock conversion (the "Conversion") of Peoples Federal Savings Bank ("Peoples" or the "Savings Bank"), and the sale of 1,520,875 shares of Company common stock, par value $0.01 per share at $10.00 per share ("Company Common Stock") for total gross proceeds of $15.2 million. The costs of issuing the common stock were deducted from the sale proceeds of the offering, resulting in total net proceeds from the offering equaling approximately $14.6 million. As an integral part of the Conversion and in furtherance of the Savings Bank's commitment to the communities that it serves, Peoples and the Company have established a charitable foundation known as PFS Community Foundation (the "Foundation") and have contributed 30,418 shares of Company Common Stock to the Foundation. The Foundation will provide funding to support charitable causes and community development activities which will complement the Savings Bank's existing community activities. In addition, the Company established an employee stock ownership plan ("ESOP") for the employees of the Company and Peoples which became effective with the completion of the Conversion. The Company will account for the ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans."

    Financial Statement Presentation. The Company was incorporated under Indiana law in June, 2001 by Peoples in connection with the Conversion. Upon consummation of the Conversion on October 11, 2001, the Company became the holding company for the Savings Bank.

    For purposes of this Form 10-QSB, the financial statements of the Company have been omitted because the Company, as of September 30, 2001, had not yet issued any stock, had no assets and no liabilities and had not yet conducted any business other than of an organizational nature. Consequently, the unaudited financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Savings Bank, which became the subsidiary of the Company upon consummation of the Conversion. No pro forma effect has been given to the sale of the Company's Common Stock in the Conversion.

    The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Savings Bank for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year. In particular, it is noted that during the remainder of the fiscal year, the Company will be recording substantial charges resulting from the Conversion as previously described in the Company's registration statement on Form SB-2, filed on June 22, 2001, as amended. During the quarter ended December 31, 2001, the Company will record a contribution expense of approximately $300,000 in conjunction with forming the Foundation.

    2.   Earnings Per Share

    The provisions of SFAS No. 128, "Earnings Per Share," are not applicable, as the Savings Bank had not completed its conversion to stock form as of September 30, 2001.

                                PFS Bancorp, Inc.

             For the three months ended September 30, 2001 and 2000

    3.   Effects of Recent Accounting Pronouncements

    In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Savings Bank's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill and financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Savings Bank's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting units' fair value as the "purchase price." Therefore, goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

    An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

    SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 is not expected to have a material effect on the Company's or the Savings Bank's financial position or results of operations.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from June 30, 2001 to September 30,
2001

At September 30, 2001, the Savings Bank's assets totaled $137.6 million, an increase of $23.0 million, or 20.1%, over total assets at June 30, 2001. The increase in assets was funded primarily by growth in deposits of $22.8 million, which primarily represents cash received for stock subscriptions in connection with the Conversion.

Liquid assets (i.e. cash and interest-bearing deposits) increased by $21.6 million, or 145.6%, from June 30, 2001 levels, to a total of $36.5 million at September 30, 2001. This increase was due primarily to the receipt of stock subscription funds by the Savings Bank in connection with the Conversion. As previously discussed, the Conversion resulted in gross proceeds of $15.2 million. Funds representing oversubscribed stock orders were returned subsequent to September 30, 2001. Investment securities totaled $1.5 million at September 30, 2001, a decrease of $103,000, or 7.1%, from June 30, 2001 levels. The decrease resulted solely from a decline in unrealized gains on available for sale securities.

Loans receivable increased by $1.4 million, or 1.5%, during the three month period ended September 30, 2001, to a total of $96.9 million. Loan disbursements amounted to $13.8 million and were partially offset by principal repayments of $12.4 million. During the three months ended September 30, 2001, loans originated were comprised of $9.8 million secured by one- to four-family residential real estate, $2.5 million secured by commercial and nonresidential real estate and $1.5 million in consumer and other loans.

The allowance for loan losses totaled $692,000 and $691,000 at September 30, 2001 and June 30, 2001, respectively. Nonperforming and nonaccrual loans totaled $941,000 and $1.1 million at September 30, 2001 and June 30, 2001, respectively. The allowance for loan losses represented 73.5% and 60.9% of nonperforming loans as of September 30, 2001 and June 30, 2001, respectively. At September 30, 2001, nonperforming loans were comprised of $305,000 of one- to four-family residential real estate loans and $636,000 in commercial and nonresidential real estate loans and other loans. Management believes such loans are adequately collateralized and does not expect to incur any losses on such loans. Although management believes that its allowance for loan losses at September 30, 2001, was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Savings Bank's results of operations.

Deposits totaled $121.4 million at September 30, 2001, an increase of $22.8 million, or 23.1%, over June 30, 2001 levels. The growth in deposits was primarily attributable to the receipt of stock subscription funds by the Savings Bank in connection with the Conversion. Proceeds from non-subscription deposit growth were generally used to fund new loan originations.

Total equity amounted to $14.0 million at September 30, 2001, an increase of $156,000, or 1.1%, over June 30, 2001 levels. The increase resulted primarily from net earnings of $225,000, which was partially offset by a $69,000 decrease in unrealized gains on securities designated as available for sale.

Peoples is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2001, Peoples' regulatory capital was well in excess of the minimum capital requirements.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2001 and 2000

General

Net earnings for the three months ended September 30, 2001 amounted to $225,000, an increase of $17,000, or 8.2%, over the $208,000 in net earnings reported for the three month period ended September 30, 2000. The increase in earnings was due primarily to a $44,000 increase in net interest income after provision for losses on loans, which was partially offset by a $14,000 increase in general, administrative and other expenses and an $11,000 increase in the provision for income taxes.

Net Interest Income

Total interest income amounted to $2.0 million for the three-month period ended September 30, 2001, a decrease of $64,000, or 3.2%, from the same period in 2000. Interest income on loans totaled $1.8 million during the 2001 period, a decrease of $71,000, or 3.8%, from the 2000 period. This decline was due primarily to an 18 basis point decrease in the weighted-average yield, which was partially offset by a $1.3 million increase in the average balance of loans outstanding.

Interest income on investment securities and other interest-bearing deposits increased by $7,000, or 5.3%, during the three months ended September 30, 2001, over the same period in 2000 due primarily to a 14 basis point increase in the weighted-average yield year to year.

Interest expense totaled $1.1 million for the three month period ended September 30, 2001, a decrease of $78,000, or 6.5%, from the $1.2 million total recorded for the same period in 2000. Interest expense on deposits decreased by $38,000, or 3.3%, due primarily to a 23 basis point decrease in the weighted-average cost of deposits year to year, which was partially offset by a $1.7 million increase in the weighted-average balance outstanding. Interest expense on borrowings decreased by $40,000, or 70.2%, due primarily to a $2.7 million decrease in the weighted-average balance outstanding, coupled with a 68 basis point decrease in the weighted-average cost of borrowings year to year.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $24,000 for the three-month period ended September 30, 2001, compared to $54,000 for the three-month period ended September 30, 2000. The current period provision was predicated primarily upon the growth in the loan portfolio year to year. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Operating Income

Other operating income decreased by $2,000, or 2.3%, during the three month period ended September 30, 2001, compared to the same quarter in 2000, due primarily to a decline in late fees associated with loan repayments period to period.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2001 and 2000 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $14,000, or 2.7%, during the three months ended September 30, 2001, compared to the same quarter in 2000. This increase was due primarily to a $12,000, or 4.7%, increase in employee compensation and benefits and a $6,000, or 11.3%, increase in data processing expense, which were partially offset by a $7,000, or 5.3%, decline in other operating expenses quarter to quarter. The increase in employee compensation and benefits was due to normal merit increases and additional staffing needs at the branch locations. The increase in data processing expense was due to increased ATM processing fees and the growth in checking account processing costs.

Income Taxes

The income tax provision increased by $11,000 or 8.0%, due primarily to a $28,000, or 8.1%, increase in pre-tax earnings period to period. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 39.8% and 39.9% for the three month periods ended September 30, 2001 and 2000, respectively.

                                PFS Bancorp, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

           Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

          The Company's initial registration statement (No. 333-63696) on Form SB-2 was declared effective on August 16, 2001. The offering commenced on August 24, 2001 and expired on September 24, 2001. Prestige Financial Center, Inc., was the managing underwriter in the offering. The sale in the offering of 1,520,875 of the Company's Common Stock closed on October 11, 2001 for gross proceeds of $15,208,750. Net of offering costs and expenses of $600,000, the offering generated net proceeds of $14,608,750. Of such proceeds, $1,216,700 was loaned to the Company's ESOP for the purchase by the ESOP of 121,670 shares of Common Stock, $7,304,375 was paid to the Savings Bank in exchange for the common stock of the Savings Bank issued in its conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, $1.5 million was invested in corporate securities and $4.6 million was invested in interest-bearing deposits as of November 13, 2001. Of the $7,304,375 contributed to Peoples, $1.0 million was used to fund the repayment of borrowings, and $6.3 million was invested in interest-bearing deposits in other banks.

ITEM 3.  Defaults Upon Senior Securities

          Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          Not applicable

ITEM 5.  Other Information

          None.

ITEM 6.  Exhibits and Reports on Form 8-K

          (a) List of Exhibits (filed herewith unless otherwise noted)

                  3.1      Articles of Incorporation of PFS Bancorp, Inc.*
                  3.2      Bylaws of PFS Bancorp, Inc.*
                  4.0      Form of Stock Certificate of PFS Bancorp, Inc.*

          --------------
          * Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-63696) filed by the Registrant with the SEC on June 22, 2001, as subsequently amended and declared effective on August 16, 2001.

          (b) No Form 8-K reports were filed during the quarter.

                                PFS Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 14, 2001           By:  /s/Mel E. Green
       -------------------               --------------------------------------
                                           Mel E. Green
                                           President and Chief Executive Officer



Date:   November 14, 2001           By:  /s/Stuart M. Suggs
       -------------------               --------------------------------------
                                           Stuart M. Suggs
                                           Chief Financial Officer and
                                             Vice President