Form 10KSB
period 2001-12-31
PFS BANCORP INC
filed 2002-03-29
CIK 1143330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
  X      Annual report under Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


                   For the fiscal year ended December 31, 2001

                                       OR

         Transition report under Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

                         Commission File No.: 000-33233
                                              ---------

                                PFS BANCORP, INC
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Indiana                                        35-214253
---------------------------------------------             ---------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                       Identification Number)

Second and Bridgeway Streets, Aurora, Indiana                     47001
---------------------------------------------              -------------------
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (812) 926-0631
          ------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock (par value $.01 per share)
      --------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X    No
             -----     ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year ended June 30, 2001: $9.1 million.

As of March 25, 2002, the aggregate value of the 1,317,123 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 234,170 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $18.4 million. This figure is based on the closing sales price of $13.95 per share of the Registrant's Common Stock on March 25, 2002. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 25, 2002:  1,551,293
Transitional Small Business Disclosure Format:  Yes ___    No   X
                                                              ------

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders are incorporated into Part II, Items 5 through 7 and Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

                                     PART I

Item 1. Business
General

         PFS Bancorp, Inc. ("PFS Bancorp") was organized as an Indiana corporation at the direction of Peoples Federal Savings Bank ("Peoples Federal") in June 2001 to become the holding company for Peoples Federal upon completion of the conversion of Peoples Federal from the mutual to stock form of organization. As a result of the conversion, which was completed on October 11, 2001, Peoples Federal is a wholly owned subsidiary of PFS Bancorp and all the issued and outstanding capital stock of Peoples Federal is owned by PFS Bancorp. PFS Bancorp is a unitary savings and loan holding company whose assets consist of primarily of the ownership of the outstanding capital stock of Peoples Federal, investments of proceeds retained from the conversion and PFS Bancorp's loan to the employee stock ownership plan.

         The management of PFS Bancorp and Peoples Federal are substantially identical and PFS Bancorp neither owns nor leases any property but instead uses the premises, equipment and furniture of Peoples Federal with the payment of appropriate rental fees, as required by applicable law and regulations.

         Peoples Federal is a federally chartered savings bank that was originally organized in 1887. Peoples Federal's business consists primarily of attracting deposits from the general public and using those funds to make loans. Peoples Federal operates out of its main office in Aurora, Indiana and branch offices in the southeast Indiana towns of Rising Sun and Vevay.

Lending Activities

         General. At December 31, 2001, the net loan portfolio of Peoples Federal totaled $96.8 million, representing approximately 81.2% of total assets at that date. The principal lending activity of Peoples Federal is the origination of one- to four-family (which are also known as single-family) residential loans. At December 31, 2001, single-family residential loans amounted to $72.1 million or 73.5% of the total loan portfolio. In addition to single-family residential loans, Peoples Federal also offers:

          o Multi-family (more than four units) residential loans, which amounted to 1.5% of the total loan portfolio at December 31, 2001;

          o Construction loans, which amounted to 2.6% of the loan portfolio at December 31, 2001;

          o Non-residential loans which amounted to 14.0% of the total loan portfolio at December 31, 2001;

          o Commercial loans, which amounted to 2.8% of the total loan portfolio at December 31, 2001; and

          o Consumer and other loans, which amounted to 5.6% of the total loan portfolio at December 31, 2001.

         The types of loans that Peoples Federal may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

         A savings institution such as Peoples Federal generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2001, Peoples Federal's regulatory limit on loans-to-one borrower was $3.1 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.2 million, $1.0 million, $765,000, $734,000 and $723,000. Each of Peoples Federal's five largest loans or groups of loans were performing in accordance with its contracual terms at December 31, 2001.

         Loan Portfolio Composition. The following table sets forth the composition of Peoples Federal's loan portfolio by type of loan at the dates indicated.

                                                                                                   June 30,
                                                   December 31,           ------------------------------------------------------
                                                       2001                          2001                         2000
                                            -----------------------       ------------------------------------------------------

                                               Amount      Percent          Amount         Percent        Amount        Percent
                                            ----------   ----------       ---------       ---------    -----------     ---------
                                                                     (Dollars In Thousands)
 Real estate loans:
    One-to four-family....................     $72,086        73.5%        $70,949            73.5%       $68,875         71.0%
    Multi-family..........................       1,509         1.5             311              .3            945          1.0
  Construction............................       2,549         2.6           2,017             2.1          1,888          1.9
    Non-residential(1)....................      13,784        14.0          14,762            15.3         13,194         13.6
Commercial................................       2,754         2.8           2,487             2.6          4,887          5.1
Consumer and other loans(2)...............       5,452         5.6           6,023             6.2          7,164          7.4
                                                ------       -----          ------           -----         ------        -----
        Total loans receivable............      98,134       100.0%         96,549           100.0%        96,953        100.0%
                                                             =====                           =====                       =====

  Less:
  Undisbursed loans in process............         563                          292                           678
  Deferred loan origination fees..........          80                          109                           156
  Allowance for loan losses...............         719                          691                           627
                                                ------                       ------                        ------
    Loans receivable, net.................     $96,772                      $95,457                       $95,492
                                                ======                       ======                        ======

--------------
(1)      Includes land loans.
(2)      Includes home equity loans.

         Origination of Loans. The lending activities of Peoples Federal are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from real estate brokers and existing customers. Written loan applications are taken by Peoples Federal's loan officers. The loan officers also supervise the procurement of credit reports, appraisals and other documentation involved with a loan. For real estate loans in excess of $250,000, property valuations are performed by an independent outside appraiser approved by the board of directors of Peoples Federal.

         Under the real estate lending policy of Peoples Federal, a title insurance policy must be obtained for each real estate loan. Peoples Federal also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development.

         Peoples Federal's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Generally, all real estate loans as well as all non-real estate loans in excess of $50,000 (or $10,000 if unsecured) require board of directors' approval.

         The following table shows total loans originated, purchased, and repaid during the periods indicated. Peoples Federal did not sell any loans during the periods presented.

                                                          Six Months Ended December 31,               Year Ended June 30,
                                                        -------------------------------        ------------------------------
                                                           2001                2000               2001              2000
                                                        -------------------------------        ------------------------------
                                                                                   (In Thousands)
Loan originations:
  Real estate loans:
    One-to four-family..............................     $17,128             $ 6,819           $23,032            $16,263
    Multi-family....................................       1,298                  --                --                 --
    Construction....................................         930               2,438             3,456              3,498
    Non-residential.................................       2,042               3,211             3,999              2,359
  Commercial........................................       1,024               1,364             2,953              4,853
  Consumer and other loans (1)......................       2,035               3,027             5,213              5,898
                                                          ------              ------            ------             ------
    Total loans originated..........................      24,457              16,859            38,653             32,871
                                                          ------              ------            ------             ------
Loan principal reductions:
  Loan principal reductions.........................      23,160              15,582            38,345             30,040
                                                          ------              ------            ------             ------
 Increase (decrease) due to other items, net(2).....          18                (224)             (343)              (166)
                                                          ------              ------            ------             ------
Net increase in loan portfolio......................     $ 1,315             $ 1,053           $   (35)           $ 2,665
                                                          ======              ======            ======             ======

------------------------------------------
(1)  Includes home equity loans.

(2) Other items consist of loans in process, deferred loan origination fees and costs, unearned interest and allowance for loan losses.

         Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples Federal concentrates its lending activity on its primary market area in Dearborn, Ohio and Switzerland Counties, Indiana. Subject to its loans-to-one borrower limitation, Peoples Federal is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non- residential or commercial real estate. Peoples Federal also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Peoples Federal may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2001, Peoples Federal was within each of the above lending limits.

         Maturity of Loan Portfolio. The following table presents certain information at December 31, 2001, regarding the dollar amount of loans maturing in Peoples Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                                                          At December 31, 2001
                                               --------------------------------------------------------------------------
                                                                                        Consumer and              Total
                                                  Real Estate         Commercial             Other                Loans
                                               ----------------    --------------      ---------------       -------------
                                                                        (In Thousands)
Amounts due in:
  One year or less....................             $ 2,854              $2,754              $  739              $ 6,347
  More than one year to five years....              13,637                  --               3,813               17,450
  More than five years................              73,437                  --                 900               74,337
                                                    ------               -----               -----               ------
    Total amount due..................             $89,928              $2,754              $5,452              $98,134
                                                    ======               =====               =====               ======


Of the $91.8 million of loans due after December 31, 2002, $17.2 million have fixed-rates of interest and $74.6 million have floating or adjustable interest rates.

         The following table sets forth the dollar amount of all loans, before net items, as of December 31, 2001 which have fixed interest rates or which have floating or adjustable interest rates.

                                                     Fixed-Rates            Floating or Adjustable-Rates         Total
                                                  -----------------     --------------------------------    --------------
                                                                                 (In Thousands)
Real estate loans:
  One-to four-family....................                $12,587                       $59,499                   $72,086
  Multi-family..........................                     --                         1,509                     1,509
  Construction..........................                    514                         2,035                     2,549
  Non-residential.......................                  2,354                        11,430                    13,784
Commercial..............................                     74                         2,680                     2,754
Consumer and other loans................                  2,886                         2,566                     5,452
                                                         ------                        ------                   -------
     Total loans........................                $18,415                       $79,719                   $98,134
                                                         ======                        ======                    ======

         Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

         One- to Four-Family Residential Real Estate Loans. The primary lending activity of Peoples Federal is the origination of loans secured by single-family residences. At December 31, 2001, $72.1 million or 73.5% of the total loan portfolio, before net items, consisted of single-family residential loans.

         The loan-to-value ratio, maturity and other provisions of the loans made by Peoples Federal generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Peoples Federal. Peoples Federal's present lending policies on one- to four-family residential mortgage loans typically limits the maximum loan-to-value ratio to 80% or less of the appraised value of the property, but in some cases Peoples Federal may lend up to a 90% loan-to-value. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month.

         Peoples Federal's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have a term of 10 years with a 30 year amortization schedule. Peoples Federal's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. At December 31, 2001, $12.6 million, or 17.5%, of Peoples Federal's single-family residential mortgage loans were fixed-rate loans.

         The adjustable-rate single-family residential mortgage loans currently offered by Peoples Federal have interest rates which adjust on an annual basis. Peoples Federal's adjustable-rate single- family residential real estate loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 6% above or below the initial rate. Such loans are underwritten based on the initial rate. Peoples Federal's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2001, $59.5 million, or 82.5%, of Peoples Federal's single-family residential mortgage loans were adjustable-rate loans.

         Adjustable-rate mortgage loans help reduce Peoples Federal's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. During periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable-rate mortgage loans help make Peoples Federal's asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, yields on adjustable-rate mortgage loans may not be sufficient to offset increases in Peoples Federal's cost of funds during periods of rising interest rates.

         Construction Loans. Peoples Federal also originates loans for the construction of one- to four-family and multi-family residences. At December 31, 2001, $2.5 million or 2.6% of the loan portfolio consisted of residential construction loans, $915,000 of which was originated for the construction of single-family homes. Peoples Federal's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually up to nine months. Peoples Federal does not establish an interest reserve in connection with the origination of the loan. Loans can be made with a maximum loan to value ratio of 80%. On occasion, Peoples Federal will also originate residential construction loans to builders with which Peoples Federal has an established relationship.

         Before making a commitment to fund a construction loan, Peoples Federal requires an appraisal of the property by an appraiser. Peoples Federal also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after each stage of work is completed.

         Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property's value and the estimated cost of the property. If the estimate of the value upon completion proves to be inaccurate, Peoples Federal may be confronted with a property whose value is insufficient to assure full repayment.

         Non-residential Real Estate and Multi-family Residential Real Estate Loans. Peoples Federal's non-residential loans primarily consist of loans secured by land, storefront retail and office buildings, churches and warehouses located in Peoples Federal's market area. At December 31, 2001, Peoples Federal's non-residential real estate loans amounted to $13.8 million or 14.0% of the total loan portfolio. In addition, at December 31, 2001, Peoples Federal had $1.5 million in loans secured by multi-family (five or more units) residential properties. Peoples Federal's multi-family residential loans are underwritten and subject to review and oversight procedures on a substantially similar basis as its commercial real estate loans.

         Peoples Federal's non-residential real estate loans typically have a maximum loan-to-value ratio of 75% or less and generally have interest rates which are higher than interest rates on its single- family residential mortgage loans. Peoples Federal's non-residential real estate loans generally have floating interest rates tied to the prime rate. The term of Peoples Federal's non-residential real estate loans is generally 10 to 15 years, with a maximum of 20 years, based on a 15 or 25 year amortization schedule. In reaching its decision on whether to make a non-residential or multi-family real estate loan, Peoples Federal considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to non-residential real estate rental properties, Peoples Federal will also consider the term of the lease and the quality of the tenants. Peoples Federal has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of between 1.2x and 1.5x. Peoples Federal requires written appraisals prepared by a certified independent appraiser of all properties securing non-residential or multi-family real estate loans greater than $250,000. At December 31, 2001, the average balance of the loans in Peoples Federal's non-residential real estate portfolio was $121,000 and its largest non-residential real estate loan at such date was $681,000 secured by a golf course and the clubhouse. This loan was current at December 31, 2001.

         Peoples Federal's non-residential real estate loan portfolio also includes land loans. These are loans secured primarily by single-family residential lots being held for development. Peoples Federal's land loans typically have floating rates of interest tied to the prime rate, have maximum loan-to-value ratios of 75%, and are interest only loans which are subject to renewal by Peoples Federal on an annual basis. At December 31, 2001, Peoples Federal had $3.5 million in land loans which loans had an average balance of $45,000. Peoples Federal's largest land loan at December 31, 2001 amounted to $293,000.

         Commercial and multi-family real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. Peoples Federal generally attempts to mitigate the risks associated with its commercial real estate lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

         Consumer Loans. Peoples Federal is authorized to make loans for a wide variety of personal or consumer purposes. Peoples Federal originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by Peoples Federal consist of home equity loans, automobile loans, and loans secured by deposit accounts in Peoples Federal and other miscellaneous loans. At December 31, 2001, $5.5 million or 5.6% of Peoples Federal's total loan portfolio consisted of consumer and other loans.

         At December 31, 2001, Peoples Federal's home equity loans amounted to $1.4 million or 1.5% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence. As a result, Peoples Federal generally requires loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan. Peoples Federal does not require that it hold the first mortgage on the property. These loans have a term of up to 12 years and the interest rate adjusts monthly based on the prime rate. Peoples Federal also offers loans for both new and used automobiles, mobile homes and recreational vehicles. Such loans have terms of up to five years. At December 31, 2001, Peoples Federal's automobile, mobile home and recreational vehicle loans amounted to $3.2 million or 3.2% of the total loan portfolio.

         Peoples Federal offers loans secured by deposit accounts in Peoples Federal, which loans amounted to $925,000 or .9% of Peoples Federal's total loan portfolio at December 31, 2001. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans mature on or before the maturity date of the underlying certificate of deposit.

         Commercial Loans. Peoples Federal also originates commercial business loans and other unsecured consumer loans. At December 31, 2001, Peoples Federal's commercial business loans amounted to $2.8 million or 2.8% of Peoples Federal's total loan portfolio. Such loans generally are made to small businesses located in Peoples Federal's market area. Approximately 79.3% or $2.2 million of these loans are subject to Uniform Commercial Code filings but are not secured by real estate or other assets. The remaining commercial business loans are secured by commercial real estate or other assets of the borrowers. The loans generally are structured as lines of credit with floating rates of interest tied to the prime rate and which are subject to review and renewal on an annual basis.

         Loan Origination and Other Fees. In addition to interest earned on loans, Peoples Federal receives loan origination fees or "points" for originating fixed-rate loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

Asset Quality

         General. Peoples Federal mails late notices to borrowers when a borrower fails to make a required payment within 15 days of the date due. In addition, a personal letter is mailed when a loan becomes 30 days delinquent and a phone call is placed when a loan becomes 60 days delinquent. If a loan becomes 90 days past due, Peoples Federal mails a notice indicating that Peoples Federal will refer it to an attorney within 30 days to commence foreclosure. In most cases, deficiencies are cured promptly. While Peoples Federal generally prefers to work with borrowers to resolve such problems, Peoples Federal will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

         Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Peoples Federal generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest.

         Real estate and other assets acquired by Peoples Federal as a result of foreclosure or by deed- in-lieu of foreclosure are classified as real estate owned until sold. Peoples Federal had $101,000 and $102,000 in real estate owned at December 31, 2001 and at June 30, 2001, respectively.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amounts and as a percentage of Peoples Federal's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                       December 31, 2001
                                           -----------------------------------------------------------------------------
                                                  30-59                                               90 or More Days
                                               Days Overdue              60-89 Days Overdue               Overdue
                                           ---------------------       ----------------------      ----------------------
                                                        Percent                      Percent                     Percent
                                                       of Total                      of Total                    of Total
                                            Amount       Loans          Amount        Loans         Amount        Loans
                                           --------    ---------       --------     ---------      --------     ---------
                                                                       (Dollars In Thousands)
Real estate loans:
  One-to four-family.........                $374         .38%          $1,317         1.34%        $  320         .33%
  Non-residential............                  25         .03              197          .20            607         .62
  Construction...............                  --          --               --           --            765         .78
Commercial...................                  --          --              139          .14              8         .01
Consumer and other loans.....                  15         .02              111          .11            134         .13
                                              ---         ---            -----         ----          -----        ----
  Total loans................                $414         .43%          $1,764         1.79%        $1,834        1.87%
                                              ===         ===            =====         ====          =====        ====

         Non-Performing Assets. The following table presents information with respect to Peoples Federal's nonperforming assets at the dates indicated. Peoples Federal did not have any troubled debt restructurings or accruing loans 90 or more days past due at any of the dates shown.

                                                                                                  At June 30,
                                                              At December 31,          --------------------------------
                                                                    2001                   2001                 2000
                                                                -----------            -----------          -----------
                                                                                  (Dollars In Thousands)
Nonaccruing loans:
  Real estate loans:
    One-to four-family.............................                 $  320               $  708                 $472
    Non-residential................................                    607                   22                    1
    Construction...................................                    765                   --                   --
  Commercial.......................................                      8                  248                  100
  Consumer and other loans.........................                    134                  105                   61
                                                                     -----                -----                  ---
      Total nonaccruing loans......................                  1,834                1,083                  634
Real estate owned(1)...............................                    101                  102                    6
                                                                     -----                -----                  ---
Total nonperforming assets.........................                 $1,935               $1,185                 $640
                                                                     =====                =====                  ===
Total nonperforming assets as a percentage of total
assets.............................................                   1.62%                1.03%                 .59%


-----------------------

(1) Real estate owned includes other repossessed assets and the balances are shown net of related loss allowances.


         If the $1.8 million of nonaccruing loans of Peoples Federal at December 31, 2001 had been current in accordance with their terms during fiscal 2001, the gross income on such loans would have been approximately $50,000 for the six months ended December 31, 2001. No interest income was actually recorded by Peoples Federal on such loans for the six months ended December 31, 2001.

         Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful may require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Peoples Federal's total classified assets at December 31, 2001 amounted to $1.8 million, all of which was classified as substandard. The largest classified asset at December 31, 2001 consisted of a multi-family construction loan, with an outstanding balance of $765,000 as of such date. This loan represents a 50% participation interest acquired by Peoples Federal in October 1997. This loan was advanced for the acquisition of land and the construction of 20 townhouse units, 12 condominiums, parking garages and a clubhouse and swimming pool. Presently, 14 of the 20 townhouse units and all of the condominiums are complete. The loan is repaid as the townhouses or condominiums are sold. This loan was classified as non-performing as of December 31, 2001. Additionally, $607,000 of the classified assets are non-residential real estate loans, $320,000 are one- to four-family real estate loans and $92,000 consists of consumer loans. The $607,000 consists primarily of two loans amounting to $349,000 and $220,000 to two separate borrowers. The $349,000 has been repaid in full subsequent to December 31, 2001 and the property securing the $220,000 loan is presently being offered for sale. Peoples Federal does not presently anticipate incurring any material loss on this loan. At December 31, 2001, all of Peoples Federal's classified assets were also considered non-performing assets compared to $1.1 million and $640,000 of classified assets which were also considered non-performing at June 30, 2001 and 2000, respectively.

         Allowance for Loan Losses. At December 31, 2001, Peoples Federal's allowance for loan losses amounted to $719,000, or 0.7%, of the total loan portfolio. The loan loss allowance is based on prior loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and known, probable and reasonably estimable losses inherent in the loan portfolio. In determining the amount of the allowance for loan losses, management considers its lower risk exposure as a result of its predominant single- family lending and the correspondingly low historical charge-off experience. Specifically, our methodology for assessing the appropriateness of the allowance consists of a formula allowance, a specific allowance and an unallocated allowance. Th formula allowance is based on loss factors applied to the categories of Peoples Federal's loan portfolio based on historical experience. The specific allowance relates to specific categories of loans based on recent loss experience, charge offs and current economic conditions related to specific borrowers. The unallocated allowance is based upon management's evaluation of various conditions, including general economic and business conditions and credit quality trends, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits.

         While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net earnings.

         The following table sets forth information concerning the allocation of Peoples Federal's allowance for loan losses by loan categories at the dates indicated.

                                                                                       June 30,
                                        December 31,            --------------------------------------------------------
                                            2001                         2001                         2000
                                   --------------------------   --------------------------------------------------------
                                                  Percent of                   Percent of                  Percent of
                                                   Loans in                     Loans in                    Loans in
                                                     Each                         Each                        Each
                                                 Category to                  Category to                  Category to
                                     Amount      Total Loans     Amount       Total Loans     Amount       Total Loans
                                   ---------    -------------   -------      -------------   --------    ---------------
                                                             (Dollars In Thousands)
Allocated:
Real estate loans:
  One-to four-family........          $315           73.5%         $301          73.5%          $326           71.0%
  Multi-family..............            --            1.5            --             .3            --            1.0
  Construction..............            --            2.6            --            2.1            --            1.9
  Non-residential...........            85           14.0            82           15.3            67           13.6
Commercial..................            80            2.8            75            2.6            55            5.1
Consumer and other loans....           189            5.6           178            6.2           116            7.4
Unallocated.................            50            --             55             --            63             --
                                       ---          -----           ---          -----           ---          -----
    Total...................          $719          100.0%         $691          100.0%         $627          100.0 %
                                       ===          =====           ===          =====           ===          =====

         The following table sets forth an analysis of Peoples Federal's allowance for loan losses during the periods indicated.

                                                       Six Months Ended
                                                         December 31,                   Year Ended June 30,
                                                   --------------------------         -------------------------
                                                     2001              2000             2001             2000
                                                   --------          --------         --------        ---------
                                                               (Dollars In Thousands)

Total loans outstanding.................           $96,772          $96,545          $95,457          $95,492
Average loans outstanding, net..........            98,674           95,934           96,494           94,848
Balance at beginning of period..........               691              627              627              568
Charge-offs:
Real estate loans:
  One-to four-family....................                --              (10)             (10)              (1)
  Multi-family..........................                --               --               --               (7)
  Non-residential.......................                --               --               --               --
Consumer and other loans................               (20)             (59)            (120)             (34)
                                                    ------           ------           ------           ------
      Total charge-offs.................               (20)             (69)            (130)             (42)
                                                    ------           ------           ------           ------
Recoveries:
Real estate loans:
  One-to four-family....................                --               --               --               --
  Multi-family..........................                --               --               --               --
  Non-residential.......................                --               --               --                4
Consumer and other loans................                --               13               38                9
                                                    ------           ------           ------           ------
      Total recoveries..................                --               13               38               13
                                                    ------           ------           ------           ------
Net charge-offs.........................               (20)             (56)             (92)             (29)
Provision for losses on loans...........                48               78              156               88
                                                    ------           ------           ------           ------
Balance at end of period................           $   719          $   649          $   691          $   627
                                                    ======           ======           ======           ======
Allowance for loan losses as a
  percent of total loans outstanding....              .74%              .67%             .73%             .66%
                                                    =====             =====            =====            =====
Allowance for loan losses as a
  percent of total non-performing loans.            37.14%            74.68%           63.71%           98.89%
                                                    =====             =====            =====            =====
Ratio of net charge-offs to
  average loans outstanding.............              .02%              .06%             .10%             .03%
                                                    =====             =====            =====            =====

Investment Securities

         Peoples Federal has authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds. Peoples Federal's investment strategy is established by the board of directors. In recent periods, Peoples Federal has maintained a limited portfolio of investment securities.

         The following table sets forth information relating to the amortized cost and fair value of Peoples Federal's securities.

                                                                                    June 30,
                                       December 31,          ---------------------------------------------------------
                                           2001                          2001                          2000
                                --------------------------   ---------------------------------------------------------
                                 Amortized                      Amortized                    Amortized
                                    Cost       Fair Value         Cost        Fair Value       Cost        Fair Value
                                --------------------------   -------------   ------------   -----------   ------------
                                                               (In Thousands)
Held to maturity:
  State and municipal....         $  169        $  169             $169       $  169           $178         $  178
  Mortgage-backed
    securities...........             --            --               --           --              1              1
Available for sale:
  FHLMC stock............             20         1,366               20        1,450             25          1,054
Corporate debt securities          4,597         4,587               --           --             --             --
                                   -----         -----              ---        -----            ---          -----
    Total................         $4,786        $6,122             $189       $1,619           $204         $1,233
                                   =====         =====              ===        =====            ===          =====


         The following table sets forth the amount of Peoples Federal's securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001. The amounts reflect fair value of Peoples Federal's securities at December 31, 2001.

                                                                   Contractually Maturing
                               ----------------------------------------------------------------------------------------------------
                                            Weighted               Weighted              Weighted              Weighted
                                Under 1     Average      1-5       Average       6-10    Average    Over 10     Average
                                 Year        Yield      Years       Yield       Years     Yield      Years       Yield       Total
                               --------    ---------   -------     --------    -------   --------   -------    ---------    -------
                                                                    (Dollars In Thousands)
  State and municipal......     $   10        4.40%      $ 50        4.40%       $ 50      4.40%      $ 59        4.40%     $  169
  Corporate debt securities      3,991        2.94        596        5.29          --        --         --          --       4,587
  FHLMC Stock..............      1,366        1.14         --          --          --        --         --          --       1,366
                                 -----                    ---                     ---                  ---                   -----
    Total .................     $5,367                   $646                    $ 50                 $ 59                  $6,122
                                 =====                    ===                     ===                  ===                   =====


Sources of Funds

         General. Deposits are the primary source of Peoples Federal's funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and investment securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

         Deposits. Deposits are attracted by Peoples Federal principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Peoples Federal obtains deposits primarily from residents of Indiana. Peoples Federal has not solicited deposits from outside Indiana or paid fees to brokers to solicit funds for deposit.

         At December 31, 2001, $13.4 million or 14.8% of total deposits consisted of public deposits from local municipalities or local government agencies. At June 30, 2001, such public deposits amounted to $14.3 million.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal regulations. Peoples Federal attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

         The following table shows the distribution of and certain other information relating to Peoples Federal's deposits by type as of the dates indicated.

                                                                                               June 30,
                                         December 31,              -----------------------------------------------------------------
                                             2001                                2001                               2000
                                -------------------------------    -------------------------------    ------------------------------
                                             Percent    Average                 Percent    Average                Percent   Average
                                               of        Rate                     of        Rate                     of       Rate
                                  Amount    Deposits     Paid        Amount    Deposits     Paid       Amount     Deposits    Paid
                                ---------  ----------  --------    ---------  ----------  --------    --------   ---------  --------
                                                                (Dollars In Thousands)
Transaction accounts:
  Demand deposits.............   $16,810       18.6%     1.29%     $14,432        14.6%     2.51%      $ 9,716      10.7%     2.53%
  Savings and money market
     deposits.................    16,411       18.1      1.59       15,895        16.2      2.71        15,028      16.5      2.41
                                  ------      -----                 ------       -----                  ------     -----
    Total transaction accounts    33,221       36.7      1.44       30,327        30.8      2.62        24,744      27.2      2.36
                                  ------      -----                 ------       -----                  ------     -----
Certificate accounts:
  up to 3.99%.................     7,016        7.8      2.90           13          --      3.00            40        --      3.40
  4.00% - 5.99%...............    34,135       37.7      4.83       41,733        42.3      5.27        38,407      42.3      5.21
  6.00% - 7.99%...............    16,057       17.8      6.42       26,576        26.9      6.61        27,631      30.5      6.03
                                  ------      -----                 ------       -----                  ------     -----
    Total certificate accounts    57,208       63.3      5.04       68,322        69.2      5.79        66,078      72.8      5.58
                                  ------      -----                 ------       -----                  ------     -----
      Total deposits..........   $90,429      100.0%               $98,649       100.0%                $90,822     100.0%
                                  ======      =====                 ======       =====                  ======     =====

         The following table sets forth the savings activities of Peoples Federal during the periods indicated.

                                                                Six Months
                                                                  Ended                     Year Ended June 30,
                                                               December 31,           -----------------------------------
                                                                   2001                    2001                   2000
                                                               ------------           ------------           ------------
                                                                            (In Thousands)
Total deposits at beginning of period............                $98,649                 $90,822                $85,561
Net deposits (withdrawals).......................                (10,245)                  3,053                  1,214
Interest credited................................                  2,025                   4,774                  4,047
                                                                  ------                  ------                 ------
  Total deposits at end of period................                $90,429                 $98,649                $90,822
                                                                  ======                  ======                 ======

         The following table shows the interest rate and maturity information for Peoples Federal's certificates of deposit at December 31, 2001.

                                                                 Maturity Date
                               ----------------------------------------------------------------------------------------------
   Interest Rate                One Year or Less     Over 1-2 Years      Over 2-3 Years        Over 3 Years         Total
--------------------           -----------------    -----------------   -----------------    ----------------   -------------
                                                                 (In Thousands)
up to 3.99%                         $ 4,596               $1,828              $  338               $  254          $ 7,016
4.00% - 5.99%                        25,375                5,401               2,614                  745           34,135
6.00% - 7.99%                        12,504                2,668                 531                  354           16,057
                                     ------                -----               -----                -----           ------
  Total                             $42,475               $9,897              $3,483               $1,353          $57,208
                                     ======                =====               =====                =====           ======

         As of December 31, 2001, the aggregate amount of outstanding time certificates of deposit at Peoples Federal in amounts greater than or equal to $100,000, was approximately $16.6 million. The following table presents the maturity of these time certificates of deposit at such dates.


                                                                               December 31, 2001
                                                                         ----------------------------
                                                                                (In Thousands)
3 months or less...................................                                  $ 5,183
Over 3 months through 6 months.....................                                    2,236
Over 6 months through 12 months....................                                    7,355
Over 12 months.....................................                                    1,825
                                                                                      ------
 Total                                                                               $16,599
                                                                                      ======


         Borrowings. Peoples Federal may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

         As of December 31, 2001, Peoples Federal was permitted to borrow up to an aggregate total of $49.4 million from the Federal Home Loan Bank of Indianapolis. Peoples Federal had no Federal Home Loan Bank advances outstanding at December 31, 2001.

         The following table shows certain information regarding the short-term borrowings of Peoples Federal at or for the dates indicated:


                                                        At or for the Six Months Ended         At or for the Year Ended
                                                                December 31,                            June 30,
                                                          --------------------------           --------------------------
                                                            2001               2000               2001              2000
                                                          -------            -------            -------           -------
                                                                         (Dollars In Thousands)
Federal Home Loan Bank open line of credit:
  Average balance outstanding..................            $  571             $3,214             $2,601           $4,321
  Maximum amount outstanding at any
    month-end during the period................             1,000              3,750              3,750            5,250
  Balance outstanding at end of period.........            $   --             $3,000             $1,000           $3,750
  Average interest rate during the period......              6.65%              6.78%              6.84%            5.97%
  Weighted average interest rate at end of
    period.....................................               N/A               6.63%              6.75%            6.45%


Subsidiaries

         At December 31, 2001, Peoples Federal had no subsidiaries.

Total Employees

         Peoples Federal had 30 full-time employees and six part-time employees at December 31, 2001. None of these employees are represented by a collective bargaining agent, and Peoples Federal believes that it enjoys good relations with its personnel.

Market Area

         Peoples Federal's main office is in Aurora, Indiana in Dearborn County. Peoples Federal's primary market area consists of the three southwestern Indiana counties in which it has offices, Dearborn, Ohio and Switzerland Counties, as well as surrounding areas. On occasion, Peoples Federal originates loans to borrowers outside of its primary market area.

         Aurora, Indiana is located approximately 25 miles from downtown Cincinnati, Ohio, and is included in the Cincinnati MSA. To a certain limited, but growing, extent, Dearborn County serves as a "bedroom community" for the growing greater Cincinnati area since certain residents who live in Dearborn County also commute to Cincinnati for work. Peoples Federal's primary market area is mostly rural in nature, with relatively low population density. Dearborn County's 2000 population was 49,000 while both Ohio and Switzerland counties each had populations of less than 10,000. The economy in Peoples Federal's primary market area is fairly diversified, with services, wholesale and retail trade, manufacturing and local government serving as cornerstones. Major employers in the area include a distillery for a worldwide spirits company, three riverfront hotels/casinos, local hospitals and school districts and miscellaneous manufacturing and retail concerns.

Competition

         Peoples Federal faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Peoples Federal faces significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. Peoples Federal does not rely upon any individual group or entity for a material portion of its deposits. The ability of Peoples Federal to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

         Peoples Federal's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. Peoples Federal competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.


                                   REGULATION

         The following discussion of certain laws and regulations which are applicable to PFS Bancorp and Peoples Federal, as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations which are deemed to be material to PFS Bancorp and Peoples Federal. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

PFS Bancorp, Inc.

         Holding Company Acquisitions. PFS Bancorp is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and registered with the Office of Thrift Supervision. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

         The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Holding Company Activities. PFS Bancorp operates as a unitary savings and loan holding company. Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it may engage, provided its savings association subsidiary continued to be a qualified thrift lender. See " - Peoples Federal - Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. PFS Bancorp does not qualify for the grandfather-clause exemption and is limited to the activities permissible for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Peoples Federal must notify or, in some cases, obtain approval from the Office of Thrift Supervision 30 days before declaring any dividend to PFS Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. See "- Peoples Federal - Capital Distributions."

         Restrictions on Transactions With Affiliates. Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and Office of Thrift Supervision regulations. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution.

         In general, the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         In addition, a savings institution may not:

          o make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

          o purchase or invest in securities of an affiliate other than shares of a subsidiary;

          o    purchase a low-quality asset from an affiliate; or

          o engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

         Office of Thrift Supervision regulations generally exclude all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the Office of Thrift Supervision or the Federal Reserve Board decides to treat such subsidiaries as affiliates. Office of Thrift Supervision regulations also provide that certain classes of savings institutions may be required to give the Office of Thrift Supervision prior notice of affiliate transactions.

         Federal Securities Laws. PFS Bancorp registered its common stock with the SEC under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). PFS Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act. Pursuant to Office of Thrift Supervision regulations and the plan of conversion, PFS Bancorp has agreed to maintain such registration for a minimum of three years following the conversion.

Peoples Federal

         General. The Office of Thrift Supervision is Peoples Federal's chartering authority and primary federal regulator. The Office of Thrift Supervision has extensive authority over the operations of federally chartered savings institutions. As part of this authority, federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation ("FDIC "). Peoples Federal also is subject to regulation by the FDIC and to requirements established by the Federal Reserve Board. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC.

         The Office of Thrift Supervision's enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.

         Insurance of Accounts. The deposits of Peoples Federal are insured to the maximum extent permitted by applicable FDIC regulations and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

         SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital-"well capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. Assessment rates for insured institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation, a federal agency established to recapitalize the predecessor to the SAIF. During 1999, payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund members paid 1.2 basis points. Since January 1, 2000, there has been equal sharing of Financing Corporation payments between members of both insurance funds.

         The FDIC may terminate the deposit insurance of any insured depository institution, including Peoples Federal, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Peoples Federal's deposit insurance.

         Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The Office of Thrift Supervision has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

         Current Office of Thrift Supervision capital standards require savings institutions to satisfy three different capital requirements:

          o "tangible" capital equal to at least 1.5% of adjusted total assets,

          o "core" capital equal to at least 3.0% of adjusted total assets for savings associations with the highest rating for safety and soundness, and 4% to 5% for all other savings associations, and

          o "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets.

         Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Peoples Federal had no intangible assets at December 31, 2001. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Peoples Federal's regulatory capital.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

         Office of Thrift Supervision rules require that an institution with greater than "normal" interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution has greater than "normal" interest rate risk if it would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the market value of its assets. The rule also authorizes the Office of Thrift Supervision to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Office of Thrift Supervision indicated that it would waive the capital deductions for institutions with greater than "normal" risk until the Office of Thrift Supervision published an appeals process. On August 21, 1995, the Office of Thrift Supervision established (1) an appeals process to handle "requests for adjustments" to the interest rate risk component and (2) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Office of Thrift Supervision also indicated that it would continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process.

         Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

         At December 31, 2001, Peoples Federal exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 17.3%, 17.3% and 29.4%, respectively.

         Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

                                                        Total                    Tier 1                  Tier 1
                                                     Risk-Based                Risk-Based               Leverage
      Capital Category                                Capital                   Capital                 Capital
-------------------------------                   ---------------           ----------------        --------------
Well capitalized                                     10% or more               6% or more              5% or more
Adequately capitalized                               8% or more                4% or more              4% or more
Undercapitalized                                    Less than 8%              Less than 4%            Less than 4%
Significantly undercapitalized                      Less than 6%              Less than 3%            Less than 3%

         In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

         At December 31, 2001, Peoples Federal was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

         Safety and Soundness Guidelines. The Office of Thrift Supervision and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The Office of Thrift Supervision and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. Peoples Federal believes that it is in compliance with these guidelines and standards.

         Liquidity Requirements. All savings institutions were required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This requirement has been terminated by the Office of Thrift Supervision effective in 2001. Liquidity for Federally chartered savings associations will now be assessed in light of general safety and soundness standards.

         Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

         Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act of 1977 ("CRA") and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.

         Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender or QTL test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the second prong of the QTL test set forth in the HOLA, as described below. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

          o the institution may not engage in any new activity or make any new investment, unless such activity or investment is permissible for a national bank;

          o the branching powers of the institution shall be restricted to those of a national bank;

          o the institution shall not be eligible to obtain any new advances from its FHLB, other than special liquidity advances with the approval of the Office of Thrift Supervision; and

          o payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Currently, the prong of the QTL test that is not based on the Internal Revenue Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement include:

          o loans made to purchase, refinance, construct, improve or repair domestic residential housing;

          o    home equity loans;

          o    most mortgage-backed securities;

          o    stock issued by the FHLB of Indianapolis; and

          o    direct or indirect obligations of the FDIC.

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2001, the qualified thrift investments of Peoples Federal were approximately 82.35% of its portfolio assets.

         Federal Home Loan Bank System. Peoples Federal is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2001, Peoples Federal had no FHLB advances.

         As a member, Peoples Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2001, Peoples Federal had $699,000 in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the six months ended December 31, 2001 and the year ended June 30, 2001, dividends to Peoples Federal amounted to $25,000 and $52,000, respectively.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.


                                    TAXATION

Federal Taxation

         General. PFS Bancorp and Peoples Federal are subject to the corporate tax provisions of the Internal Revenue Code, and Peoples Federal is subject to certain additional provisions which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters relevant to the taxation of PFS Bancorp and Peoples Federal and is not a comprehensive discussion of the tax rules applicable to PFS Bancorp and Peoples Federal.

         Bad Debt Reserves. In August 1997, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. Peoples Federal must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in Peoples Federal's deferred tax liability.

         At December 31, 2001, the federal income tax reserves of Peoples Federal included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of Peoples Federal in connection with the conversion, the retained earnings of Peoples Federal are substantially restricted.

         Distributions. If Peoples Federal were to distribute cash or property to its stockholders, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause Peoples Federal to have additional taxable income. A distribution is from accumulated bad debt reserves if (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes,

          o    it is in redemption of shares,

          o    it is pursuant to a liquidation of the institution, or

          o in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits.

The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

         Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. Tax preference items include the following:

          o    depreciation, and

          o    75% of the excess (if any) of

               (1) adjusted current earnings as defined in the Internal Revenue Code, over

               (2) AMTI determined without regard to this preference and prior to reduction by net operating losses.

         Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. Corporations which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends received. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of the dividends received.

However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

         Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Peoples Federal.

         Peoples Federal's federal income tax returns for the tax years ended June 30, 2001, 2000 and 1999 are open under the statute of limitations and are subject to review by the Internal Revenue Service. Peoples Federal has not been audited by the Internal Revenue Service since 1998.

State Taxation

         Peoples Federal is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Internal Revenue Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         Peoples Federal's state income tax returns have not been audited in recent years.

Item 2. Properties

Properties

         At December 31, 2001, Peoples Federal conducted its business from its headquarters office located in Aurora, Indiana and two branch offices.

         The following table sets forth certain information relating to Peoples' offices at December 31, 2001.

                                                                         Net Book Value of
                                                                           Property and
                                                          Lease              Leasehold
                                         Owned or      Expiration         Improvements at            Deposits at
Location                                  Leased          Date           December 31, 2001        December 31, 2001
------------------------------          ----------    ------------    ---------------------   -----------------------
                                                                                      (In Thousands)
Second and Bridgeway Streets               Owned           N/A                 $612                    $72,870
Aurora, Indiana

330 Industrial Access Road                 Owned           N/A                  401                     10,323
Rising Sun, Indiana

705 E. Main Street                        Leased       August 2004               56                      7,236
Vevay, Indiana


Item 3. Legal Proceedings

         PFS Bancorp and Peoples Federal are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 3 of Peoples' 2001 Annual Report to Stockholders filed as Exhibit 13 hereto ("2001 Annual Report").

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information required herein is incorporated by reference from pages 6 to 17 of the 2001 Annual Report.

Item 7. Financial Statements

         The information required herein is incorporated by reference from pages 18 to 43 of the 2001 Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information required herein is incorporated by reference from pages 2 through 3 and page 8 of the Registrant's Proxy Statement ("Proxy Statement").

Item 10. Executive Compensation

         The information required herein is incorporated by reference from pages 6 through 7 of the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference from pages 5 through 6 of the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from page 8 of the Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K

         (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2001 Annual Report:

                  Report of Independent Certified Public Accountants.

                  Consolidated Statements of Financial Condition as of December 31, 2001 and June 30, 2001 and 2000.

                  Consolidated Statements of Earnings for the Six month ended December 31, 2001 and 2000 and the Years Ended June 30, 2001, 2000 and 1999.

                  Consolidated Statements of Shareholders' Equity for the Six month ended December 31, 2001 and 2000 and the Years Ended June 30, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the Six month ended December 31, 2001 and 2000 and the Years Ended June 30, 2001, 2000 and 1999.

                  Notes to Consolidated Financial Statements.

         The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:


      No.          Exhibits
      3.1          Articles of Incorporation of PFS Bancorp, Inc.*
      3.2          Bylaws of PFS Bancorp, Inc.*
        4          Stock Certificate of PFS Bancorp, Inc.*
       13          Annual Report to Stockholders
       21          List of Subsidiaries
                   (See "Item I. Business - Subsidiaries" in this Form 10-KSB)

-----------------------------

         * Incorporated herein by reference from PFS Bancorp's Registration Statement on Form SB- 2 filed with the SEC on June 22, 2001.

         (b)  Reports filed on Form 8-K.

                  Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PFS BANCORP, INC.

                                          By /s/ Mel E. Green
                                             ---------------------------------
                                             Mel E. Green
                                             President, Chief Executive Officer
                                               and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mel E. Green                                                March 27, 2002
---------------------------------------------
Mel E. Green
President, Chief Executive
  Officer and Director
(principal executive officer)


/s/ Stuart M. Suggs                                             March 27, 2002
---------------------------------------------
Stuart M. Suggs
Corporate Treasurer, Vice President and
Chief Financial Officer
(principal financial and accounting officer)


/s/ Robert L. Laker                                             March 27, 2002
---------------------------------------------
Robert L. Laker
Chairman of the Board


/s/ Jack D. Tandy                                               March 27, 2002
---------------------------------------------
Jack D. Tandy
Secretary and Director

/s/ Gilbert L. Houze                                            March 27, 2002
---------------------------------------------
Gilbert L. Houze
Director


/s/ Dale R. Moeller                                             March 27, 2002
---------------------------------------------
Dale R. Moeller
Director


/s/ Carl E. Petty                                               March 27, 2002
---------------------------------------------
Carl E. Petty
Director