Form 10QSB
period 2002-03-31
PFS BANCORP INC
filed 2002-05-15
CIK 1143330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2002
                               -----------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    033233
                       -------------

                                PFS BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Indiana                                      35-2142534
-------------------------------               --------------------------------
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


------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]                          No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 9, 2002 - 1,551,293 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]      No [X]

                                      INDEX

                                                                          Page

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                  3

            Consolidated Statements of Earnings                             4

            Consolidated Statements of Comprehensive Income                 5

            Consolidated Statements of Cash Flows                           6

            Notes to Consolidated Financial Statements                      8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                     10


PART II  -  OTHER INFORMATION                                              13

SIGNATURES                                                                 14

                                PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                                2002                2001
Cash and due from banks                                                                    $    863            $  1,034
Interest-bearing deposits in other financial institutions                                    13,887              12,820
                                                                                            -------             -------
         Cash and cash equivalents                                                           14,750              13,854

Investment securities designated as available for sale -
  at market                                                                                   8,622               5,953
Investment securities held to maturity - at amortized cost, which
  approximates market                                                                           160                 169
Loans receivable - net                                                                       95,375              96,772
Office premises and equipment - at depreciated cost                                           1,087               1,069
Real estate acquired through foreclosure                                                        107                 101
Federal Home Loan Bank stock - at cost                                                          699                 699
Accrued interest receivable                                                                     434                 397
Prepaid expenses and other assets                                                                71                  32
Prepaid federal income taxes                                                                     65                 199
                                                                                            -------             -------

         Total assets                                                                      $121,370            $119,245
                                                                                            =======             =======


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $ 92,235            $ 90,429
Advances by borrowers for taxes and insurance                                                   114                  75
Accrued interest payable                                                                         26                  35
Deferred compensation                                                                           657                 645
Other liabilities                                                                               194                 107
Deferred federal income taxes                                                                    94                 118
                                                                                            -------             -------
         Total liabilities                                                                   93,320              91,409

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                                             -                   -
  Common stock, 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued and outstanding                                                      16                  16
  Additional paid-in capital                                                                 14,931              14,931
  Retained earnings - substantially restricted                                               13,361              13,102
  Shares acquired by stock benefit plan                                                      (1,095)             (1,095)
  Accumulated other comprehensive income - unrealized gains on
    securities designated as available for sale, net of related tax effects                     837                 882
                                                                                            -------             -------

         Total shareholders' equity                                                          28,050              27,836
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $121,370            $119,245
                                                                                            =======             =======

                                PFS Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                      (In thousands, except per share data)


                                                                                               2002                2001
Interest income
  Loans                                                                                      $1,658              $2,037
  Investment securities                                                                          47                   5
  Interest-bearing deposits and other                                                            73                 165
                                                                                              -----               -----
         Total interest income                                                                1,778               2,207

Interest expense
  Deposits                                                                                      792               1,224
  Borrowings                                                                                     -                   49
                                                                                              -----               -----
         Total interest expense                                                                 792               1,273
                                                                                              -----               -----

         Net interest income                                                                    986                 934

Provision for losses on loans                                                                    24                  54
                                                                                              -----               -----

         Net interest income after provision for
           losses on loans                                                                      962                 880

Other operating income                                                                           80                  78

General, administrative and other expense
  Employee compensation and benefits                                                            315                 261
  Occupancy and equipment                                                                        65                  64
  Data processing                                                                                70                  61
  Federal deposit insurance premiums                                                             15                  12
  Other operating                                                                               145                 117
                                                                                              -----               -----
         Total general, administrative and other expense                                        610                 515
                                                                                              -----               -----

         Earnings before income taxes                                                           432                 443

Income taxes
  Current                                                                                       174                 213
  Deferred                                                                                       (1)                (25)
                                                                                              -----               -----
         Total income taxes                                                                     173                 188
                                                                                              -----               -----

         NET EARNINGS                                                                        $  259              $  255
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.18                 N/A
                                                                                                ===                 ===

           Diluted                                                                             $.18                 N/A
                                                                                                ===                 ===

                                PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 2002              2001
Net earnings                                                                                     $259              $255

Other comprehensive loss, net of tax:
  Unrealized holding losses on securities during the period,
    net of tax benefits of $23 and $153 in 2002 and 2001, respectively                            (45)             (296)
                                                                                                  ---               ---

Comprehensive income (loss)                                                                      $214              $(41)
                                                                                                  ===               ===

Accumulated comprehensive income                                                                 $837              $873
                                                                                                  ===               ===

                                PFS Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                               2002                2001
Cash flows from operating activities:
  Net earnings for the period                                                               $   259             $   255
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                              (15)                (16)
    Depreciation and amortization                                                                33                  29
    Provision for losses on loans                                                                24                  54
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                               (37)                (10)
      Prepaid expenses and other assets                                                         (39)                (35)
      Other liabilities                                                                          99                  32
      Accrued interest payable                                                                   (9)                  5
      Income taxes
        Current                                                                                 134                 (44)
        Deferred                                                                                 (1)                (25)
                                                                                             ------              ------
         Net cash provided by operating activities                                              448                 245

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                         (8,716)                 -
  Proceeds from maturities and repayment of investment
    securities                                                                                5,984                   9
  Loan principal repayments                                                                   8,242               8,649
  Loan disbursements                                                                         (6,860)             (8,279)
  Purchase of office premises and equipment                                                     (47)                (12)
                                                                                             ------              ------
         Net cash provided by (used in) investing activities                                 (1,397)                367

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                         1,806              (2,275)
  Advances by borrowers for taxes and insurance                                                  39                  45
                                                                                             ------              ------
         Net cash provided by (used in) financing activities                                  1,845              (2,230)
                                                                                             ------              ------

Net increase (decrease) in cash and cash equivalents                                            896              (1,618)

Cash and cash equivalents at beginning of period                                             13,854              14,901
                                                                                             ------              ------

Cash and cash equivalents at end of period                                                  $14,750             $13,283
                                                                                             ======              ======

                                PFS Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)


                                                                                               2002                2001
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                               $ -               $  200
                                                                                                ===               =====

    Interest on deposits and borrowings                                                        $801              $1,268
                                                                                                ===               =====

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                       $(45)             $ (296)
                                                                                                ===               =====

  Transfers from loans to real estate acquired through
    foreclosure                                                                                $  6              $   -
                                                                                                ===               =====

                                PFS Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2002 and 2001

    1.   Basis of Presentation

    Mutual to Stock Conversion. On October 11, 2001, PFS Bancorp, Inc. (the "Company") completed the mutual-to-stock conversion (the "Conversion") of Peoples Federal Savings Bank ("Peoples" or the "Savings Bank"), and the sale of 1,520,875 shares of Company common stock, par value $0.01 per share at $10.00 per share ("Company Common Stock") for total gross proceeds of $15.2 million. The costs of issuing the common stock were deducted from the sale proceeds of the offering, resulting in total net proceeds from the offering equaling approximately $14.6 million. As an integral part of the Conversion and in furtherance of the Savings Bank's commitment to the communities that it serves, Peoples and the Company have established a charitable foundation known as PFS Community Foundation (the "Foundation") and have contributed 30,418 shares of Company Common Stock to the Foundation. The Foundation provides funding to support charitable causes and community development activities which complement the Savings Bank's existing community activities. In addition, the Company established an employee stock ownership plan ("ESOP") for the employees of the Company and Peoples which became effective with the completion of the Conversion.

    Financial Statement Presentation. The Company was incorporated under Indiana law in June, 2001 by Peoples in connection with the Conversion. Upon consummation of the Conversion on October 11, 2001, the Company became the holding company for the Savings Bank.

    The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 109,503 unallocated ESOP shares, totaled 1,441,790 for the three month period ended March 31, 2002.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common share equivalents. The Company had no dilutive or potentially dilutive securities during the period ended March 31, 2002.

    The provisions of SFAS No. 128, "Earnings Per Share," are not applicable to the three month period ended March 31, 2001, as the Savings Bank had not completed its conversion to stock form until October 2001.

                                PFS Bancorp, Inc.

               For the three months ended March 31, 2002 and 2001

    4.   Effects of Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises.

    SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 142 effective January 1, 2002, as required, without material effect on the Company's financial position or results of operations.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from December 31, 2001 to March 31,
2002

At March 31, 2002, the Company's assets totaled $121.4 million, an increase of $2.1 million, or 1.8%, over total assets at December 31, 2001. The increase in assets was funded primarily by growth in deposits of $1.8 million.

Liquid assets (i.e. cash and interest-bearing deposits) increased by $896,000, or 6.5%, from December 31, 2001 levels, to a total of $14.8 million at March 31, 2002. Investment securities totaled $8.8 million at March 31, 2002, an increase of $2.7 million, or 43.5%, from December 31, 2001 levels. The increase resulted primarily from purchases totaling $8.7 million, which were partially offset by maturities of $6.0 million.

Loans receivable decreased by $1.4 million, or 1.4%, during the three month period ended March 31, 2002, to a total of $95.4 million. Loan disbursements amounted to $6.9 million and were offset by principal repayments of $8.2 million. During the three months ended March 31, 2002, loan originations were comprised primarily of $5.1 million in loans secured by one- to four-family residential real estate, $1.2 million in loans secured by commercial and nonresidential real estate and $602,000 in consumer and other loans.

The allowance for loan losses totaled $738,000 and $719,000 at March 31, 2002 and December 31, 2001, respectively. Nonperforming loans totaled $1.5 million and $1.8 million at March 31, 2002 and December 31, 2001, respectively. The allowance for loan losses represented 50.5% and 37.1% of nonperforming loans as of March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, nonperforming loans were comprised of $259,000 of one- to four-family residential real estate loans, $220,000 of nonresidential real estate loans and $981,000 in commercial and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any losses on such loans. Although management believes that its allowance for loan losses at March 31, 2002, was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Savings Bank's results of operations.

Deposits totaled $92.2 million at March 31, 2002, an increase of $1.8 million, or 2.0%, over December 31, 2001 levels. The growth in deposits was primarily attributable to managements efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Shareholders' equity amounted to $28.1 million at March 31, 2002, an increase of $214,000, or 0.8%, over December 31, 2001 levels. The increase resulted primarily from net earnings of $259,000, which was partially offset by a $45,000 decrease in unrealized gains on securities designated as available for sale.

Peoples is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2002, Peoples' regulatory capital was well in excess of the minimum capital requirements.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001

General

Net earnings for the three months ended March 31, 2002 amounted to $259,000, an increase of $4,000, or 1.6%, over the $255,000 in net earnings reported for the three month period ended March 31, 2001. The increase in earnings was due primarily to a $52,000 increase in net interest income, a $30,000 decrease in the provision for losses on loans and a $15,000 decrease in the provision for income taxes, which were partially offset by a $95,000 increase in general, administrative and other expense.

Net Interest Income

Total interest income amounted to $1.8 million for the three-month period ended March 31, 2002, a decrease of $429,000, or 19.4%, from the same period in 2001. Interest income on loans totaled $1.7 million during the 2002 period, a decrease of $379,000, or 18.6%, from the 2001 period. This decline was due primarily to a 146 basis point decrease in the weighted-average yield, to 6.94% for the 2002 period and a $1.3 million decrease in the average balance of loans outstanding.

Interest income on investment securities increased by $42,000 for the three months ended March 31, 2002, compared to the same quarter in 2001, due primarily to a $6.1 million, or 388.8%, increase in the average balance outstanding. Interest income on other interest-bearing deposits decreased by $92,000, or 55.8%, during the three months ended March 31, 2002, compared to the same period in 2001, due primarily to a 292 basis point decrease in the weighted-average yield, to 2.23% for the three months ended March 31, 2002.

Interest expense totaled $792,000 for the three month period ended March 31, 2002, a decrease of $481,000, or 37.8%, from the $1.3 million total recorded for the same period in 2001. Interest expense on deposits decreased by $432,000, or 35.3%, due primarily to a 167 basis point decrease in the weighted-average cost of deposits, to 3.48% in the 2002 period and a $4.0 million decline in the weighted-average balance outstanding. Interest expense on borrowings decreased by $49,000, or 100%, as the Company had no borrowings outstanding during the 2002 period. The decrease in the level of yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $24,000 for the three-month period ended March 31, 2002, compared to $54,000 for the three-month period ended March 31, 2001. The current period provision was predicated primarily upon the increase in nonaccrual consumer loans year to year. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001 (continued)

Other Operating Income

Other operating income increased by $2,000, or 2.6%, during the three month period ended March 31, 2002, compared to the same quarter in 2001, due primarily to an increase in late fees associated with loan repayments period to period.

General, Administrative and Other Expense

General, administrative and other expense totaled $610,000 for the three months ended March 31, 2002, an increase of $95,000, or 18.4%, compared to the same quarter in 2001. This increase was due primarily to a $54,000, or 20.7%, increase in employee compensation and benefits, a $9,000, or 14.8%, increase in data processing expense and a $28,000, or 23.9%, increase in other operating expenses. The increase in employee compensation and benefits was due primarily to expense recognized in connection with the Company's Employee Stock Ownership Plan which was established in October 2001, as well as normal merit increases and additional staffing needs at the branch locations. The increase in data processing expense was due to increased ATM processing fees and checking account processing costs. The increase in other operating expenses was due primarily to professional fees and other costs associated with changing the Company's reporting year end to December 31 and expense associated with the reporting requirements of a public company.

Income Taxes

The income tax provision decreased by $15,000, or 8.0%, due primarily to an $11,000, or 2.5%, decrease in pre-tax earnings and a lower effective tax rate. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 40.0% and 42.4% for the three month periods ended March 31, 2002 and 2001, respectively.

                                PFS Bancorp, Inc.
                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          On April 15, 2002, the Company held its Annual Meeting of Shareholders. Four matters were submitted to the shareholders for a vote. The shareholders elected two directors to terms expiring in 2005 by the following votes:

                                          For                       Withheld

          Mel E. Green                    1,349,137                   16,422
          Robert L. Laker                 1,350,392                   15,167

          Directors whose terms are continuing are Gilbert L. Houze and Jack D. Tandy, with terms expiring in 2003 and Dale R. Moeller and Carl E. Petty with terms expiring in 2004.

          The shareholders adopted the PFS Bancorp, Inc. 2002 Recognition and Retention Plan and Trust Agreement by the following vote:

               For:  805,698          Against:  214,992        Abstain:  24,223

          The shareholders adopted the PFS Bancorp, Inc. 2002 Stock Option Plan by the following vote:

               For:  948,058          Against:  81,796         Abstain:  15,060

          The shareholders also ratified the selection of Grant Thornton LLP as the Company's auditors for the 2002 fiscal year by the following vote:

               For:  1,329,018        Against:  22,905         Abstain:  13,636

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:             None.

         (b) No Form 8-K reports were filed during the quarter.

                                PFS Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   May 13, 2002            By:  /s/Mel E. Green
       -------------------           ------------------------------------------
                                     Mel E. Green
                                     President and Chief Executive Officer



Date:   May 13, 2002            By:  /s/Stuart M. Suggs
       -------------------           ------------------------------------------
                                     Stuart M. Suggs
                                     Chief Financial Officer, Vice President and
                                     Corporate Treasurer