Form 10QSB
period 2002-06-30
PFS BANCORP INC
filed 2002-08-14
CIK 1143330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2002
                               -----------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    033233
                       -------------

                                PFS BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Indiana                                    35-2142534
--------------------------------              ---------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 12, 2002 - 1,551,293 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [   ]     No [X]

                                      INDEX

                                                                          Page

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                   3

            Consolidated Statements of Earnings                              4

            Consolidated Statements of Comprehensive Income                  5

            Consolidated Statements of Cash Flows                            6

            Notes to Consolidated Financial Statements                       8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                      10


PART II  -  OTHER INFORMATION                                               15

SIGNATURES                                                                  16

                                PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                           June 30,        December 31,
         ASSETS                                                                                2002                2001
Cash and due from banks                                                                    $  1,004            $  1,034
Interest-bearing deposits in other financial institutions                                    11,876              12,820
                                                                                            -------             -------
         Cash and cash equivalents                                                           12,880              13,854

Investment securities designated as available for sale -
  at market                                                                                  11,191               5,953
Investment securities held to maturity - at amortized cost, which
  approximates market                                                                           160                 169
Loans receivable - net                                                                       94,457              96,772
Office premises and equipment - at depreciated cost                                           1,174               1,069
Real estate acquired through foreclosure                                                        248                 101
Federal Home Loan Bank stock - at cost                                                          730                 699
Accrued interest receivable                                                                     490                 397
Prepaid expenses and other assets                                                               144                  32
Prepaid federal income taxes                                                                    134                 199
                                                                                            -------             -------

         Total assets                                                                      $121,608            $119,245
                                                                                            =======             =======


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $ 92,242            $ 90,429
Advances by borrowers for taxes and insurance                                                    74                  75
Accrued interest payable                                                                         29                  35
Deferred compensation                                                                           669                 645
Other liabilities                                                                               275                 107
Deferred federal income taxes                                                                    97                 118
                                                                                            -------             -------
         Total liabilities                                                                   93,386              91,409

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                                             -                   -
  Common stock, 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued and outstanding                                                      16                  16
  Additional paid-in capital                                                                 14,931              14,931
  Retained earnings - substantially restricted                                               13,531              13,102
  Shares acquired by stock benefit plan                                                      (1,095)             (1,095)
  Accumulated other comprehensive income - unrealized gains on
    securities designated as available for sale, net of related tax effects                     839                 882
                                                                                            -------             -------

         Total shareholders' equity                                                          28,222              27,836
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $121,608            $119,245
                                                                                            =======             =======

                                PFS Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)


                                                                             Six months ended        Three months ended
                                                                                 June 30,                  June 30,
                                                                            2002         2001         2002         2001
Interest income
  Loans                                                                   $3,313       $3,977       $1,655       $1,940
  Investment securities                                                      150            8          103            3
  Interest-bearing deposits and other                                        118          324           45          159
                                                                           -----        -----        -----        -----
         Total interest income                                             3,581        4,309        1,803        2,102

Interest expense
  Deposits                                                                 1,538        2,430          746        1,206
  Borrowings                                                                  -            70           -            21
                                                                           -----        -----        -----        -----
         Total interest expense                                            1,538        2,500          746        1,227
                                                                           -----        -----        -----        -----

         Net interest income                                               2,043        1,809        1,057          875

Provision for losses on loans                                                 64           78           40           24
                                                                           -----        -----        -----        -----

         Net interest income after provision for
           losses on loans                                                 1,979        1,731        1,017          851

Other operating income                                                       165          160           85           82

General, administrative and other expense
  Employee compensation and benefits                                         647          502          332          241
  Occupancy and equipment                                                    135          137           70           73
  Data processing                                                            179          111          109           50
  Federal deposit insurance premiums                                          29           25           14           13
  Other operating                                                            307          254          162          137
                                                                           -----        -----        -----        -----
         Total general, administrative and other expense                   1,297        1,029          687          514
                                                                           -----        -----        -----        -----

         Earnings before income taxes                                        847          862          415          419

Income taxes
  Current                                                                    340          407          166          194
  Deferred                                                                     1          (43)           2          (18)
                                                                           -----        -----        -----        -----
         Total income taxes                                                  341          364          168          176
                                                                           -----        -----        -----        -----

         NET EARNINGS                                                     $  506       $  498       $  247       $  243
                                                                           =====        =====        =====        =====

         EARNINGS PER SHARE
           Basic                                                            $.35          N/A         $.17          N/A
                                                                             ===          ===          ===          ===

           Diluted                                                          $.35          N/A         $.17          N/A
                                                                             ===          ===          ===          ===

                                PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                             Six months ended        Three months ended
                                                                                June 30,                   June 30,
                                                                            2002         2001         2002         2001
Net earnings                                                                $506         $498         $247         $243

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(22), $(116), $1 and $37 for the
    respective periods                                                       (43)        (225)           2           71
                                                                             ---          ---          ---         ---

Comprehensive income                                                        $463         $273         $249         $314
                                                                             ===          ===          ===          ===

Accumulated comprehensive income                                            $839         $944         $839         $944
                                                                             ===          ===          ===          ===

                                PFS Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                               2002                2001
Cash flows from operating activities:
  Net earnings for the period                                                               $   506             $   498
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                              (29)                (41)
    Amortization of premiums and discounts on investment securities - net                        25                  -
    Depreciation                                                                                 59                  53
    Provision for losses on loans                                                                64                  78
    Loss on sale of real estate acquired through foreclosure                                     -                    3
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                               (93)                 (9)
      Prepaid expenses and other assets                                                        (112)               (152)
      Other liabilities                                                                         192                  55
      Accrued interest payable                                                                   (6)                 (8)
      Income taxes
        Current                                                                                  65                (141)
        Deferred                                                                                  1                 (43)
                                                                                             ------              ------
         Net cash provided by operating activities                                              672                 293

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                        (16,277)                 -
  Proceeds from maturities and repayment of investment securities                            10,958                   9
  Loan principal repayments                                                                  15,384              22,823
  Loan disbursements                                                                        (13,333)            (21,797)
  Purchase of Federal Home Loan Bank stock                                                      (31)                 (5)
  Purchase of office premises and equipment                                                    (164)                (17)
  Proceeds from sale of real estate acquired through foreclosure                                 82                  25
                                                                                             ------              ------
         Net cash provided by (used in) investing activities                                 (3,381)              1,038

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                    1,813                 620
  Repayment of Federal Home Loan Bank advances                                                   -               (2,000)
  Advances by borrowers for taxes and insurance                                                  (1)                  1
  Dividends on common shares                                                                    (77)                 -
                                                                                             ------              ------
         Net cash provided by (used in) financing activities                                  1,735              (1,379)
                                                                                             ------              ------

Net decrease in cash and cash equivalents                                                      (974)                (48)

Cash and cash equivalents at beginning of period                                             13,854              14,901
                                                                                             ------              ------

Cash and cash equivalents at end of period                                                  $12,880             $14,853
                                                                                             ======              ======

                                PFS Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)


                                                                                               2002                2001
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                             $  205              $  528
                                                                                              =====               =====

    Interest on deposits and borrowings                                                      $1,544              $2,508
                                                                                              =====               =====

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                     $  (43)             $ (225)
                                                                                              =====               =====

  Transfers from loans to real estate acquired through
    foreclosure                                                                              $  259              $   29
                                                                                              =====               =====

                                PFS Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the six and three months ended June 30, 2002 and 2001


    1.   Basis of Presentation

    Mutual to Stock Conversion. On October 11, 2001, PFS Bancorp, Inc. (the "Company") completed the mutual-to-stock conversion (the "Conversion") of Peoples Federal Savings Bank ("Peoples" or the "Savings Bank"), and the sale of 1,520,875 shares of Company common stock, par value $0.01 per share, at $10.00 per share ("Company Common Stock") for total gross proceeds of $15.2 million. The costs of issuing the common stock were deducted from the sale proceeds of the offering, resulting in total net proceeds from the offering equaling approximately $14.6 million. As an integral part of the Conversion and in furtherance of the Savings Bank's commitment to the communities that it serves, Peoples and the Company have established a charitable foundation known as PFS Community Foundation (the "Foundation") and have contributed 30,418 shares of Company Common Stock to the Foundation. The Foundation provides funding to support charitable causes and community development activities which complement the Savings Bank's existing community activities. In addition, the Company established an employee stock ownership plan ("ESOP") for the employees of the Company and Peoples which became effective with the completion of the Conversion.

    Financial Statement Presentation. The Company was incorporated under Indiana law in June, 2001 by Peoples in connection with the Conversion. Upon consummation of the Conversion on October 11, 2001, the Company became the holding company for the Savings Bank.

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 109,503 unallocated ESOP shares, totaled 1,441,790 for each of the six and three month periods ended June 30, 2002.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common share equivalents. The Company had no dilutive or potentially dilutive securities during the periods ended June 30, 2002.

    The provisions of SFAS No. 128, "Earnings Per Share," are not applicable to the six and three month periods ended June 30, 2001, as the Savings Bank had not completed its conversion to stock form until October 2001.

                                PFS Bancorp, Inc.

            For the six and three months ended June 30, 2002 and 2001

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

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from  December 31, 2001 to June 30,
2002

At June 30, 2002, the Company's assets totaled $121.6 million, an increase of $2.4 million, or 2.0%, over total assets at December 31, 2001. The increase in assets was funded primarily by growth in deposits of $1.8 million.

Liquid assets (i.e. cash and interest-bearing deposits) decreased by $974,000, or 7.0%, from December 31, 2001 levels, to a total of $12.9 million at June 30, 2002. Investment securities totaled $11.4 million at June 30, 2002, an increase of $5.2 million, or 85.4%, from December 31, 2001 levels. The increase resulted primarily from purchases totaling $16.3 million, which were partially offset by maturities of $11.0 million.

Loans receivable decreased by $2.3 million, or 2.4%, during the six month period ended June 30, 2002, to a total of $94.5 million. Loan disbursements amounted to $13.3 million and were offset by principal repayments of $15.4 million. During the six months ended June 30, 2002, loan originations were comprised primarily of $9.0 million in loans secured by one- to four-family residential real estate, $2.5 million in loans secured by commercial and nonresidential real estate and $1.8 million in consumer and other loans.

The allowance for loan losses totaled $729,000 and $719,000 at June 30, 2002 and December 31, 2001, respectively. Nonperforming loans totaled $983,000 and $1.8 million at June 30, 2002 and December 31, 2001, respectively. The allowance for loan losses represented 74.2% and 37.1% of nonperforming loans as of June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, nonperforming loans were comprised of $227,000 of one- to four-family residential real estate loans and $756,000 in commercial and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any material losses on such loans. Although management believes that its allowance for loan losses at June 30, 2002, was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Deposits totaled $92.2 million at June 30, 2002, an increase of $1.8 million, or 2.0%, over December 31, 2001 levels. The growth in deposits was primarily attributable to management's efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Shareholders' equity amounted to $28.2 million at June 30, 2002, an increase of $386,000, or 1.4%, over December 31, 2001 levels. The increase resulted primarily from net earnings of $506,000, which was partially offset by a $43,000 decrease in unrealized gains on securities designated as available for sale and payment of dividends in the amount of $77,000.

Peoples is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At June 30, 2002, Peoples' regulatory capital was well in excess of the minimum capital requirements.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended June 30, 2002 and 2001

General

Net earnings for the six months ended June 30, 2002 amounted to $506,000, an increase of $8,000, or 1.6%, over the $498,000 in net earnings reported for the six month period ended June 30, 2001. The increase in earnings was due primarily to a $234,000 increase in net interest income, a $14,000 decrease in the provision for losses on loans, a $5,000 increase in other operating income, and a $23,000 decrease in the provision for income taxes, which were partially offset by a $268,000 increase in general, administrative and other expense.

Net Interest Income

Total interest income amounted to $3.6 million for the six month period ended June 30, 2002, a decrease of $728,000, or 16.9%, from the same period in 2001. Interest income on loans totaled $3.3 million during the 2002 period, a decrease of $664,000, or 16.7%, from the 2001 period. This decline was due primarily to a 135 basis point decrease in the weighted-average yield, to 6.93% for the 2002 period and a $403,000 decrease in the average balance of loans outstanding.

Interest income on investment securities increased by $142,000 for the six months ended June 30, 2002, compared to the same period in 2001, due primarily to a $5.2 million, or 85.4%, increase in the average balance outstanding period to period as management purchased securities primarily using proceeds from the initial public offering. Interest income on other interest-bearing deposits decreased by $206,000, or 63.6%, during the six months ended June 30, 2002, compared to the same period in 2001, due primarily to a 273 basis point decrease in the weighted-average yield, to 1.91% for the six months ended June 30, 2002.

Interest expense totaled $1.5 million for the six month period ended June 30, 2002, a decrease of $962,000, or 38.5%, from the $2.5 million total recorded for the same period in 2001. Interest expense on deposits decreased by $892,000, or 36.7%, due primarily to a 157 basis point decrease in the weighted-average cost of deposits, to 3.37% in the 2002 period and a $7.0 million decline in the weighted-average balance outstanding. The decline in deposits resulted primarily from customers use of deposit funds to purchase stock in the Company's initial public offering. Interest expense on borrowings decreased by $70,000, or 100%, as the Company had no borrowings outstanding during the 2002 period. The decrease in the level of yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in market interest rates during 2001. This low interest rate environment continued during the six months ended June 30, 2002. The impact of the low interest rate environment generally results in the Company's adjustable-rate loans repricing downward and new loans being originated at rates lower than those of the existing portfolio. Similarly, maturing certificates of deposit are renewed at rates lower than those of the existing portfolio of deposits.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $64,000 for the six month period ended June 30, 2002, compared to $78,000 for the six-month period ended June 30, 2001. The current period provision was predicated primarily upon the level of nonaccrual consumer loans and related charge-offs of loans during the period. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended June 30, 2002 and 2001 (continued)

Other Operating Income

Other operating income, comprised primarily of fees from automated teller machine ("ATM") transactions, late fees on loans and service fees on NOW checking accounts, totaled $165,000 for the six month period ended June 30, 2002, an increase of $5,000, or 3.1%, compared to the same period in 2001, due primarily to an increase in late fees associated with loan repayments period to period.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.3 million for the six months ended June 30, 2002, an increase of $268,000, or 26.0%, compared to the same period in 2001. This increase was due primarily to a $145,000, or 28.9%, increase in employee compensation and benefits, a $68,000, or 61.3%, increase in data processing expense and a $53,000, or 20.9%, increase in other operating expenses. The increase in employee compensation and benefits was due primarily to expense recognized in connection with the Company's Employee Stock Ownership Plan which was established in October 2001, a 9.9% increase in medical premiums, as well as normal merit increases and additional staffing needs at the branch locations. The increase in data processing expense was due to conversion costs associated with the upgrading of our processing systems in the second quarter, as well as increased ATM processing fees and checking account processing costs. The increase in other operating expenses was due primarily to professional fees and other costs associated with changing the Company's reporting year end to December 31 and expense associated with the reporting requirements of a public company.

Income Taxes

The income tax provision totaled $341,000 for the six months ended June 30, 2002, a decrease of $23,000, or 6.3%, compared to the same period in 2001. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 40.3% and 42.2% for the six month periods ended June 30, 2002 and 2001, respectively.


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2002 and 2001

General

Net earnings for the three months ended June 30, 2002 amounted to $247,000, an increase of $4,000, or 1.6%, over the $243,000 in net earnings reported for the three month period ended June 30, 2001. The increase in earnings was due primarily to a $182,000 increase in net interest income, a $3,000 increase in other operating income and an $8,000 decrease in the provision for income taxes, which were partially offset by a $16,000 increase in the provision for losses on loans and a $173,000 increase in general, administrative and other expense.

Net Interest Income

Total interest income amounted to $1.8 million for the three-month period ended June 30, 2002, a decrease of $299,000, or 14.2%, from the same period in 2001. Interest income on loans totaled $1.7 million during the 2002 period, a decrease of $285,000, or 14.7%, from the 2001 period. This decline was due primarily to a 110 basis point decrease in the weighted-average yield, to 6.90% for the 2002 period and an $883,000 decrease in the average balance of loans outstanding period to period.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2002 and 2001 (continued)

Net Interest Income (continued)

Interest income on investment securities increased by $100,000 for the three months ended June 30, 2002, compared to the same quarter in 2001, due primarily to a $2.7 million, or 43.4%, increase in the average balance outstanding. Management elected to purchase such securities using proceeds from the Company's initial public offering. Interest income on other interest-bearing deposits decreased by $114,000, or 71.7%, during the three months ended June 30, 2002, compared to the same period in 2001, due primarily to a 320 basis point decrease in the weighted-average yield, to 1.71% for the three months ended June 30, 2002.

Interest expense totaled $746,000 for the three month period ended June 30, 2002, a decrease of $481,000, or 39.2%, from the $1.2 million total recorded for the same period in 2001. Interest expense on deposits decreased by $460,000, or 38.1%, due primarily to a 172 basis point decrease in the weighted-average cost of deposits, to 3.24% in the 2002 period and a $5.0 million decline in the weighted-average balance outstanding year to year. The decline in deposits resulted primarily from customers use of deposit funds to purchase stock in the Company's initial public offering. Interest expense on borrowings decreased by $21,000, or 100%, as the Company had no borrowings outstanding during the 2002 period. The decrease in the level of yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in market interest rates during 2001. This low interest rate environment continued through the period ended June 30, 2002. The impact of the low interest rate environment generally results in the Company's adjustable-rate loans repricing downward and new loans being originated at rates lower than those of the existing portfolio. Similarly, maturing certificates of deposit are renewed at rates lower than those of the existing portfolio of deposits.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $40,000 for the three-month period ended June 30, 2002, compared to $24,000 for the three-month period ended June 30, 2001. The current period provision was predicated primarily upon the level of nonaccrual consumer loans and charge-offs of loans during the period. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Operating Income

Other operating income, comprised primarily of fees from ATM transactions, late fees on loans and service fees on NOW checking accounts, increased by $3,000, or 3.7%, during the three month period ended June 30, 2002, compared to the same quarter in 2001, due primarily to an increase in late fees associated with loan repayments period to period.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2002 and 2001 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $687,000 for the three months ended June 30, 2002, an increase of $173,000, or 33.7%, compared to the same quarter in 2001. This increase was due primarily to a $91,000, or 37.8%, increase in employee compensation and benefits, a $59,000, or 118.0%, increase in data processing expense and a $25,000, or 18.2%, increase in other operating expenses. The increase in employee compensation and benefits was due primarily to expense recognized in connection with the Company's Employee Stock Ownership Plan which was established in October 2001, a 16.4% increase in medical premiums, as well as normal merit increases and additional staffing needs at the branch locations. The increase in data processing expense was due to conversion costs associated with the upgrading of our processing systems, as well as increased ATM processing fees and checking account processing costs. The increase in other operating expenses was due primarily to professional fees and other costs associated with changing the Company's reporting year end to December 31 and expense associated with the reporting requirements of a public company.

Income Taxes

The income tax provision amounted to $168,000 for the three months ended June 30, 2002, a decrease of $8,000, or 4.5%, compared to the same quarter in 2001. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 40.5% and 42.0% for the three month periods ended June 30, 2002 and 2001, respectively.


Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-QSB, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Savings Bank's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                                PFS Bancorp, Inc.
                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                EX-99.1          Certification of Chief Executive Officer
                EX-99.2          Certification of Chief Financial Officer

         (b) No Form 8-K reports were filed during the quarter.

                                PFS Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 14, 2002             By:  /s/Mel E. Green
     -----------------               -----------------------------------------
                                     Mel E. Green
                                     President and Chief Executive Officer



Date: August 14, 2002             By:  /s/Stuart M. Suggs
     -----------------               -----------------------------------------
                                     Stuart M. Suggs
                                     Chief Financial Officer, Vice President and
                                     Corporate Treasurer