Form 10QSB
period 2002-09-30
PFS BANCORP INC
filed 2002-11-14
CIK 1143330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2002
                               ----------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    033233
                       -------------

                                PFS BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Indiana                                      35-2142534
-------------------------------             ---------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 11, 2002 - 1,551,293 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]      No [X]

                                      INDEX

                                                                         Page

PART I   -  FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                 3

             Consolidated Statements of Earnings                            4

             Consolidated Statements of Comprehensive Income                5

             Consolidated Statements of Cash Flows                          6

             Notes to Consolidated Financial Statements                     8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                    11


PART II  -  OTHER INFORMATION                                              16

SIGNATURES                                                                 17

CERTIFICATIONS                                                             18

                                PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,        December 31,
         ASSETS                                                                                2002                2001
Cash and due from banks                                                                    $    430            $  1,034
Interest-bearing deposits in other financial institutions                                     9,672              12,820
                                                                                            -------             -------
         Cash and cash equivalents                                                           10,102              13,854

Investment securities designated as available for sale -
  at market                                                                                  14,027               5,953
Investment securities held to maturity - at amortized cost, which
  approximates market                                                                           161                 169
Loans receivable - net                                                                       94,055              96,772
Office premises and equipment - at depreciated cost                                           1,303               1,069
Real estate acquired through foreclosure                                                        248                 101
Federal Home Loan Bank stock - at cost                                                          730                 699
Accrued interest receivable                                                                     453                 397
Prepaid expenses and other assets                                                               112                  32
Prepaid federal income taxes                                                                    149                 199
                                                                                            -------             -------

         Total assets                                                                      $121,340            $119,245
                                                                                            =======             =======


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $ 92,949            $ 90,429
Advances by borrowers for taxes and insurance                                                   117                  75
Accrued interest payable                                                                         28                  35
Deferred compensation                                                                           681                 645
Other liabilities                                                                               287                 107
Deferred federal income taxes                                                                    41                 118
                                                                                            -------             -------
         Total liabilities                                                                   94,103              91,409

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                                             -                   -
  Common stock, 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued and outstanding                                                      16                  16
  Additional paid-in capital                                                                 14,931              14,931
  Retained earnings - substantially restricted                                               13,603              13,102
  Shares acquired by stock benefit plan                                                      (2,116)             (1,095)
  Accumulated other comprehensive income - unrealized gains on
    securities designated as available for sale, net of related tax effects                     803                 882
                                                                                            -------             -------

         Total shareholders' equity                                                          27,237              27,836
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $121,340            $119,245
                                                                                            =======             =======

                                PFS Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)


                                                                            Nine months ended        Three months ended
                                                                              September 30,             September 30,
                                                                            2002         2001         2002         2001
Interest income
  Loans                                                                   $4,819       $5,795       $1,506       $1,818
  Investment securities                                                      265           12          115            4
  Interest-bearing deposits and other                                        162          463           44          139
                                                                           -----        -----        -----        -----
         Total interest income                                             5,246        6,270        1,665        1,961

Interest expense
  Deposits                                                                 2,264        3,532          726        1,102
  Borrowings                                                                  -            87           -            17
                                                                           -----        -----        -----        -----
         Total interest expense                                            2,264        3,619          726        1,119
                                                                           -----        -----        -----        -----

         Net interest income                                               2,982        2,651          939          842

Provision for losses on loans                                                 88          102           24           24
                                                                           -----        -----        -----        -----

         Net interest income after provision for
           losses on loans                                                 2,894        2,549          915          818

Other operating income                                                       250          245           85           85

General, administrative and other expense
  Employee compensation and benefits                                       1,008          767          361          265
  Occupancy and equipment                                                    212          203           77           66
  Data processing                                                            289          170          110           59
  Federal deposit insurance premiums                                          43           38           14           13
  Other operating                                                            455          380          148          126
                                                                           -----        -----        -----        -----
         Total general, administrative and other expense                   2,007        1,558          710          529
                                                                           -----        -----        -----        -----

         Earnings before income taxes                                      1,137        1,236          290          374

Income taxes
  Current                                                                    517          565          177          158
  Deferred                                                                   (36)         (52)         (37)          (9)
                                                                           -----        -----        -----        -----
         Total income taxes                                                  481          513          140          149
                                                                           -----        -----        -----        -----

         NET EARNINGS                                                     $  656       $  723       $  150       $  225
                                                                           =====        =====        =====        =====

         EARNINGS PER SHARE
           Basic                                                            $.45          N/A         $.10          N/A
                                                                             ===                       ===

           Diluted                                                          $.45          N/A         $.10          N/A
                                                                             ===                       ===

                                PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                            Nine months ended        Three months ended
                                                                              September 30,             September 30,
                                                                            2002         2001         2002         2001
Net earnings                                                                $656         $723         $150         $225

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(41), $(151), $19 and $(36)for the
    respective periods                                                       (79)        (294)          36          (69)
                                                                             ---          ---          ---          ---

Comprehensive income                                                        $577         $429         $186         $156
                                                                             ===          ===          ===          ===


Accumulated comprehensive income                                            $803         $875         $803         $875
                                                                             ===          ===          ===          ===

                                PFS Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                               2002                2001
Cash flows from operating activities:
  Net earnings for the period                                                               $   656             $   723
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                              (51)                (67)
    Amortization of premiums and discounts on investment securities - net                        46                  -
    Depreciation                                                                                100                  82
    Provision for losses on loans                                                                88                 102
    Loss on sale of real estate acquired through foreclosure                                     -                    3
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                               (56)                (22)
      Prepaid expenses and other assets                                                         (80)               (312)
      Other liabilities                                                                         216                 102
      Accrued interest payable                                                                   (7)                (22)
      Income taxes
        Current                                                                                  50                 (17)
        Deferred                                                                                (36)                (52)
                                                                                             ------              ------
         Net cash provided by operating activities                                              926                 520

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                        (23,503)                 -
  Proceeds from maturities and repayment of investment securities                            15,271                   9
  Loan principal repayments                                                                  21,527              35,191
  Loan disbursements                                                                        (19,076)            (35,581)
  Purchase of Federal Home Loan Bank stock                                                      (31)                 (5)
  Purchase of office premises and equipment                                                    (334)                (32)
  Proceeds from sale of real estate acquired through foreclosure                                 82                  31
                                                                                             ------              ------
         Net cash used in investing activities                                               (6,064)               (387)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                    2,520              23,392
  Repayment of Federal Home Loan Bank advances                                                   -               (2,000)
  Advances by borrowers for taxes and insurance                                                  42                  46
  Shares acquired by stock benefit plan                                                      (1,021)                 -
  Dividends on common shares                                                                   (155)                 -
                                                                                             ------              ------
         Net cash provided by financing activities                                            1,386              21,438
                                                                                             ------              ------

Net increase (decrease) in cash and cash equivalents                                         (3,752)             21,571

Cash and cash equivalents at beginning of period                                             13,854              14,901
                                                                                             ------              ------

Cash and cash equivalents at end of period                                                  $10,102             $36,472
                                                                                             ======              ======

                                PFS Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               2002                2001
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                             $  316              $  528
                                                                                              =====               =====

    Interest on deposits and borrowings                                                      $2,271              $3,641
                                                                                              =====               =====

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                     $  (79)             $ (294)
                                                                                              ======              =====

  Transfers from loans to real estate acquired through
    foreclosure                                                                              $  259              $   29
                                                                                              =====               =====

                                PFS Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the nine and three months ended September 30, 2002 and 2001


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

    Financial Statement Presentation. The Company was incorporated under Indiana law in September, 2001 by Peoples in connection with the Conversion. Upon consummation of the Conversion on October 11, 2001, the Company became the holding company for the Savings Bank.

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 109,503 unallocated ESOP shares, totaled 1,441,790 for each of the nine and three month periods ended September 30, 2002.

    Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common share equivalents. The Company had no dilutive or potentially dilutive securities during the nine and three month periods ended September 30, 2002.

    The provisions of SFAS No. 128, "Earnings Per Share," are not applicable to the nine and three month periods ended September 30, 2001, as the Savings Bank had not completed its conversion to stock form until October 2001.

                                PFS Bancorp, Inc.

         For the nine and three months ended September 30, 2002 and 2001


    4.   Effects of Recent Accounting Pronouncements

    In September 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises.

    SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 142 effective January 1, 2002, as required, without material effect on the Company's financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective January 1, 2002, without material effect on the Company's financial condition or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company's financial condition or results of operations.

    In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

    SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets.

    SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

                                PFS Bancorp, Inc.

         For the nine and three months ended September 30, 2002 and 2001


    4.   Effects of Recent Accounting Pronouncements (continued)

    The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

    SFAS No. 147 is not expected to have a material effect on the Company's financial condition or results of operations.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 2001 to September 30, 2002

At September 30, 2002, the Company's assets totaled $121.3 million, an increase of $2.1 million, or 1.8%, over total assets at December 31, 2001. The increase in assets was funded primarily by growth in deposits of $2.5 million.

Liquid assets (i.e. cash and interest-bearing deposits) decreased by $3.8 million, or 27.1%, from December 31, 2001 levels, to a total of $10.1 million at September 30, 2002. Investment securities totaled $14.0 million at September 30, 2002, an increase of $8.1 million, or 135.6%, over December 31, 2001 levels. The increase resulted primarily from purchases totaling $23.5 million, which were partially offset by maturities of $15.3 million.

Loans receivable decreased by $2.7 million, or 2.8%, during the nine month period ended September 30, 2002, to a total of $94.1 million. Loan disbursements amounted to $19.1 million and were offset by principal repayments of $21.5 million. During the nine months ended September 30, 2002, loan originations were comprised of $13.3 million in loans secured by one- to four-family residential real estate, $3.5 million in loans secured by commercial and nonresidential real estate and $2.3 million in consumer and other loans.

The allowance for loan losses totaled $752,000 and $719,000 at September 30, 2002 and December 31, 2001, respectively. Nonperforming and impaired loans totaled $1.7 million and $1.8 million at September 30, 2002 and December 31, 2001, respectively. The allowance for loan losses represented 44.5% and 37.1% of nonperforming and impaired loans as of September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, nonperforming and impaired loans were comprised of $386,000 in loans secured by one- to four-family residential real estate, $519,000 of loans secured by nonresidential real estate and $786,000 in commercial, consumer and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any material losses on such loans. Although management believes that its allowance for loan losses at September 30, 2002, was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Savings Bank's results of operations.

Deposits totaled $92.9 million at September 30, 2002, an increase of $2.5 million, or 2.8%, over December 31, 2001 levels. The growth in deposits was primarily attributable to management's efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Shareholders' equity amounted to $27.2 million at September 30, 2002, a decrease of $599,000, or 2.2%, from December 31, 2001 levels. The decrease resulted primarily from the Company's purchase of its common stock on the open market for the 2002 Recognition and Retention Plan and Trust Agreement ("RRP") totaling $1.0 million, a $79,000 decrease in unrealized gains on securities designated as available for sale and payment of dividends of $155,000. These decreases were partially offset by net earnings of $656,000.

Peoples is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2002, Peoples' regulatory capital was well in excess of the minimum capital requirements.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended September 30, 2002 and 2001

General

Net earnings for the nine months ended September 30, 2002 amounted to $656,000, a decrease of $67,000, or 9.3%, compared to the $723,000 in net earnings reported for the nine month period ended September 30, 2001. The decrease in earnings was due primarily to a $449,000 increase in general, administrative and other expense, which was partially offset by a $331,000 increase in net interest income, a $14,000 decrease in the provision for losses on loans, a $5,000 increase in other operating income, and a $32,000 decrease in the provision for income taxes.

Net Interest Income

Total interest income amounted to $5.2 million for the nine month period ended September 30, 2002, a decrease of $1.0 million, or 16.3%, from the same period in 2001. Interest income on loans totaled $4.8 million during the 2002 period, a decrease of $976,000, or 16.8%, from the 2001 period. This decline was due primarily to a 126 basis point decrease in the weighted-average yield, to 6.79% for the 2002 period and a $1.4 million decrease in the average balance of loans outstanding period to period.

Interest income on investment securities increased by $253,000 for the nine months ended September 30, 2002, compared to the same period in 2001, due primarily to an $8.4 million, or 346%, increase in the average balance outstanding. Interest income on other interest-bearing deposits decreased by $301,000, or 65.0%, during the nine months ended September 30, 2002, compared to the same period in 2001, due primarily to a 265 basis point decrease in the weighted-average yield, to 1.82% for the 2002 period and a $1.9 million, or 13.9% decrease in the average balance outstanding period to period.

Interest expense totaled $2.3 million for the nine month period ended September 30, 2002, a decrease of $1.4 million, or 37.4%, from the same period in 2001. Interest expense on deposits decreased by $1.3 million, or 35.9%, due primarily to a 161 basis point decrease in the weighted-average cost of deposits, to 3.16% in the 2002 period and a $3.1 million decline in the weighted-average balance outstanding. Interest expense on borrowings decreased by $87,000, or 100%, as the Company had no borrowings outstanding during the 2002 period. The decreases in the level of yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued during the nine month period ended September 30, 2002.

Provision for Losses on Loans

Peoples charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management elected to record a provision for losses on loans totaling $88,000 for the nine month period ended September 30, 2002, compared to $102,000 for the nine month period ended September 30, 2001. The current period provision was predicated primarily upon the $55,000 of net charge-offs during the nine-month period, as well as an increase in delinquent and nonaccrual consumer loans. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended September 30, 2002 and 2001 (continued)

Other Operating Income

Other operating income increased by $5,000 during the nine month period ended September 30, 2002, compared to the same period in 2001, due primarily to an increase in late fees on loans period to period.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.0 million for the nine months ended September 30, 2002, an increase of $449,000, or 28.8%, compared to the same period in 2001. This increase was due primarily to a $241,000, or 31.4%, increase in employee compensation and benefits, a $119,000, or 70.0%, increase in data processing expense and a $75,000, or 19.7%, increase in other operating expenses. The increase in employee compensation and benefits was due primarily to expense recognized in connection with the Company's stock benefit plans, a 9.4% increase in medical insurance premiums, additional staffing at the branch locations, as well as normal merit increases. The increase in data processing expense was due to one-time conversion costs associated with the upgrading of processing systems, as well as increased ATM and checking account processing costs. The increase in other operating expenses was due primarily to professional fees and other costs associated with changing the Company's reporting year end to December 31 and expense associated with the reporting requirements of a public company.

Income Taxes

The income tax provision totaled $481,000 for the nine months ended September 30, 2002, a decrease of $32,000, or 6.2%, compared to the same period in 2001, due primarily to a $99,000, or 8.0%, decrease in pre-tax earnings year to year. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 42.3% and 41.5% for the nine month periods ended September 30, 2002 and 2001, respectively.


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002 and 2001

General

Net earnings for the three months ended September 30, 2002 amounted to $150,000, a decrease of $75,000, or 33.3%, compared to the $225,000 in net earnings reported for the three month period ended September 30, 2001. The decrease in earnings was due primarily to a $181,000 increase in general, administrative and other expense, which was partially offset by a $97,000 increase in net interest income and a $9,000 decrease in the provision for income taxes.

Net Interest Income

Total interest income amounted to $1.7 million for the three-month period ended September 30, 2002, a decrease of $296,000, or 15.1%, from the same period in 2001. Interest income on loans totaled $1.5 million during the 2002 period, a decrease of $312,000, or 17.2%, from the 2001 period. This decline was due primarily to a 118 basis point decrease in the weighted-average yield, to 6.44% for the 2002 period and a $2.0 million decrease in the average balance of loans outstanding.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002 and 2001 (continued)

Net Interest Income (continued)

Interest income on investment securities increased by $111,000 for the three months ended September 30, 2002, compared to the same quarter in 2001, due primarily to an $11.2 million, or 496%, increase in the average balance outstanding, which represented management's investment of proceeds from the initial public offering. Interest income on other interest-bearing deposits decreased by $95,000, or 68.3%, during the three months ended September 30, 2002, compared to the same period in 2001, due primarily to a 152 basis point decrease in the weighted-average yield, to 1.63% for the 2002 quarter and a $6.9 million, or 39.0% decrease in the average balance for the three months ended September 30, 2002.

Interest expense totaled $726,000 for the three month period ended September 30, 2002, a decrease of $393,000, or 35.1%, from the $1.1 million total recorded for the same period in 2001. Interest expense on deposits decreased by $376,000, or 34.1%, due primarily to a 116 basis point decrease in the weighted-average cost of deposits, to 3.14% in the 2002 period and a $10.0 million decline in the weighted-average balance outstanding. Interest expense on borrowings decreased by $17,000, or 100%, as the Company had no borrowings outstanding during the 2002 period. The decrease in the level of yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the first nine months of 2002.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $24,000 for each of the three-month periods ended September 30, 2002 and 2001. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Operating Income

Other operating income totaled $85,000 for each of the three month periods ended September 30, 2002 and 2001. Other operating income is comprised primarily of service fees on checking accounts and ATM transactions and late payment fees on loans.

General, Administrative and Other Expense

General, administrative and other expense totaled $710,000 for the three months ended September 30, 2002, an increase of $181,000, or 34.2%, compared to the same quarter in 2001. This increase was due primarily to a $96,000, or 36.2%, increase in employee compensation and benefits, a $51,000, or 86.4%, increase in data processing expense and a $22,000, or 17.5%, increase in other operating expenses. The increase in employee compensation and benefits was due primarily to expense recognized in connection with the Company's stock benefit plans, an 8.7% increase in medical insurance premiums, as well as normal merit increases and additional staffing at the branch locations. The increase in data processing expense was due to one-time conversion costs associated with the upgrading of processing systems, as well as increased ATM and checking account processing costs. The increase in other operating expenses was due primarily to professional fees and other costs associated with the reporting requirements of a public company.

                                PFS Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002 and 2001 (continued)

Income Taxes

The income tax provision totaled $140,000 for the three month period ended September 30, 2002, a decrease of $9,000, or 6.0%, compared to the same quarter in 2001. The decrease was due primarily to an $84,000, or 22.5%, decrease in pre-tax earnings, partially offset by the effects of nondeductible charitable contributions year to year. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 48.3% and 39.8% for the three month periods ended September 30, 2002 and 2001, respectively.


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


ITEM 3:  Controls and Procedures

         (a) The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-QSB. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

         (b) There were no significant changes in the Company's internal controls or in any factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

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





Date:   November 14, 2002        By:  /s/Mel E. Green
       ---------------------          ---------------------------------------
                                      Mel E. Green
                                      President and Chief Executive Officer



Date:   November 14, 2002        By:  /s/Stuart M. Suggs
       ---------------------          ---------------------------------------
                                      Stuart M. Suggs
                                      Chief Financial Officer, Vice President
                                        and Corporate Treasurer

            SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


I, Mel E. Green, the Chief Executive Officer of PFS Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PFS Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                     /s/Mel E. Green
      ------------------------                 -------------------------------
                                               Mel E. Green
                                               Chief Executive Officer

              SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Stuart M. Suggs, the Chief Financial Officer of PFS Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PFS Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                    /s/Stuart M. Suggs
      -----------------------                 -------------------------------
                                              Stuart M. Suggs
                                              Chief Financial Officer