Form 10KSB
period 2002-12-31
PFS BANCORP INC
filed 2003-03-31
CIK 1143330

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934

                         Commission File No.: 000-33233

                                PFS BANCORP, INC
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Indiana                                         35-2142534
---------------------------------------               --------------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)


Second and Bridgeway Streets, Aurora, Indiana                   47001
--------------------------------------------------    --------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

                                 (812) 926-0631
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                 NOT APPLICABLE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                ------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X    No
              ---      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

Issuer's revenues for its most recent fiscal year ended December 31, 2002: $7.2 million.

As of March 21, 2003, the aggregate value of the 1,166,223 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 307,505 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") as a group, was approximately $18.6 million. This figure is based on the closing sales price of $15.93 per share of the Registrant's Common Stock on March 21, 2003. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 21, 2003: 1,473,728
Transitional Small Business Disclosure Format:  Yes        No   X
                                                    ---        ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders are incorporated into Part II, Items 5 through 7 and Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

                                     PART I

ITEM 1. BUSINESS
----------------
GENERAL

         PFS Bancorp, Inc. ("PFS Bancorp") was organized as an Indiana corporation at the direction of Peoples Federal Savings Bank ("Peoples Federal") in June 2001 to become the holding company for Peoples Federal upon completion of the conversion of Peoples Federal from the mutual to stock form of organization. As a result of the conversion, which was completed on October 11, 2001, Peoples Federal is a wholly owned subsidiary of PFS Bancorp and all the issued and outstanding capital stock of Peoples Federal is owned by PFS Bancorp. PFS Bancorp is a unitary savings and loan holding company whose assets consist primarily of the ownership of the outstanding capital stock of Peoples Federal, investments of proceeds retained from the conversion and PFS Bancorp's loan to the employee stock ownership plan.

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

LENDING ACTIVITIES

         GENERAL. At December 31, 2002, the net loan portfolio of Peoples Federal totaled $95.7 million, representing approximately 80.4% of total assets at that date. The principal lending activity of Peoples Federal is the origination of one- to four-family (which are also known as single-family) residential loans. At December 31, 2002, single-family residential loans amounted to $70.1 million or 72.0% of the total loan portfolio. In addition to single-family residential loans, Peoples Federal also offers:

         o Multi-family (more than four units) residential loans, which amounted to 2.5% of the total loan portfolio at December 31, 2002;

         o Construction loans, which amounted to 4.5% of the loan portfolio at December 31, 2002;

         o Non-residential and land loans which amounted to 13.1% of the total loan portfolio at December 31, 2002;

         o Commercial loans, which amounted to 2.9% of the total loan portfolio at December 31, 2002; and

         o Consumer and other loans, which amounted to 5.0% of the total loan portfolio at December 31, 2002.

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

         A savings institution such as Peoples Federal generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2002, Peoples Federal's regulatory limit on loans-to-one borrower was $3.1 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.7 million, $1.2 million, $1.2 million, $1.0 million and $677,000. Each of Peoples Federal's five largest loans or groups of loans were performing in accordance with its contractual terms at December 31, 2002.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Peoples Federal's loan portfolio by type of loan at the dates indicated.


                                                                    December 31,                            June 30,
                                                 ------------------------------------------------      ---------------------
                                                        2002                       2001                       2001
                                                 ---------------------       ---------------------     ---------------------
                                                 Amount        Percent      Amount         Percent     Amount        Percent
                                                 ------        -------      ------         -------     ------        -------
                                                                        (Dollars In Thousands)
 Real estate loans:
    One-to four-family ...................       $70,092          72.0      $72,086          73.5%     $70,949          73.5%
    Multi-family .........................         2,490           2.6        1,509           1.5          311            .3
    Construction .........................         4,397           4.5        2,549           2.6        2,017           2.1
    Non-residential(1) ...................        12,695          13.0       13,784          14.0       14,762          15.3
Commercial ...............................         2,856           2.9        2,754           2.8        2,487           2.6
Consumer and other loans(2) ..............         4,872           5.0        5,452           5.6        6,023           6.2
                                                 -------         -----       ------         -----       ------         -----
        Total loans receivable                    97,402         100.0%      98,134         100.0%      96,549         100.0%
                                                                 =====                     =======                     =====

  Less:
  Undisbursed loans in process............           894                        563                        292
  Deferred loan origination fees..........            42                         80                        109
  Allowance for loan losses...............           764                        719                        691
                                                 -------                   --------                    -------
    Loans receivable, net.................       $95,702                    $96,772                    $95,457
                                                 =======                    =======                    =======

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


                                                     Year Ended      Six Months Ended    Year Ended
                                                    December 31,        December 31,      June 30,
                                                    ------------     ----------------   ------------
                                                        2002              2001             2001
                                                    ------------     ----------------   ------------
                                                                      (In Thousands)
LOAN ORIGINATIONS:
  Real estate loans:
    One-to four-family ........................       $ 15,743           $ 17,146         $ 23,032
    Multi-family ..............................          1,052              1,298               --
    Construction ..............................          3,300                930            3,456
    Non-residential ...........................          3,524              2,042            3,999
  Commercial ..................................          1,979              1,024            2,953
  Consumer and other loans (1) ................          3,218              2,035            5,213
                                                      --------           --------         --------
    Total loans originated ....................         28,816             24,475           38,653
                                                      --------           --------         --------
LOAN PRINCIPAL REDUCTIONS:
  Loan principal repayments ...................         29,639             23,160           38,345
                                                      --------           --------         --------
 Increase (decrease) due to other items, net(2)           (247)                18             (343)
                                                      --------           --------         --------
Net (decrease) increase in loan portfolio .....       $ (1,070)          $  1,315         $    (35)
                                                      ========           ========         ========

--------------
(1) Includes home equity loans.
(2) Other items consist of loans in process, deferred loan origination fees and costs, unearned interest and the allowance for loan losses.

         Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples Federal concentrates its lending activity on its primary market area in Dearborn, Ohio and Switzerland Counties, Indiana.

Subject to its loans-to-one borrower limitation, Peoples Federal is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Peoples Federal also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Peoples Federal may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2002 Peoples Federal was within each of the above lending limits.

         MATURITY OF LOAN PORTFOLIO. The following table presents certain information at December 31, 2002, regarding the dollar amount of loans maturing in Peoples Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.


                                                              At December 31, 2002
                                             ------------------------------------------------------------
                                                                               Consumer and        Total
                                              Real Estate     Commercial          Other            Loans
                                             -------------  --------------   ----------------   ---------
                                                                     (In Thousands)
AMOUNTS DUE IN:
  One year or less ..................          $ 2,859          $   376          $   228          $ 3,463
  More than one year to five years...           13,259            1,752            4,644           19,655
  More than five years ..............           73,556              728               --           74,284
                                               -------          -------          -------          -------
    Total amount due ................          $89,674          $ 2,856          $ 4,872          $97,402
                                               =======          =======          =======          =======


Of the $93.9 million of loans due after December 31, 2003, $15.3 million have fixed-rates of interest and $78.6 million have floating or adjustable interest rates.

         The following table sets forth the dollar amount of all loans, before net items, as of December 31, 2002 which have fixed interest rates or which have floating or adjustable interest rates.


                                             Fixed-Rates       Floating or Adjustable-Rates     Total
                                           ---------------   ------------------------------   ---------
                                                                    (In Thousands)
Real estate loans:
  One-to four-family ................          $10,682                   $59,410              $70,092
  Multi-family ......................               --                     2,490                2,490
  Construction ......................            1,724                     2,673                4,397
  Non-residential ...................            1,166                    11,529               12,695
Commercial ..........................              448                     2,408                2,856
Consumer and other loans.............            2,057                     2,815                4,872
                                               -------                   -------              -------
     Total loans ....................          $16,077                   $81,325              $97,402
                                               =======                   =======              =======

         Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average- yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Peoples Federal is the origination of loans secured by single-family residences. At December 31, 2002, $70.1 million or 72.0% of the total loan portfolio, before net items, consisted of single-family residential loans.

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

         Peoples Federal's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have a term of 10 years with a 30 year amortization schedule. Peoples Federal's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government- sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. At December 31, 2002, $10.7 million, or 15.2%, of Peoples Federal's single-family residential mortgage loans were fixed-rate loans.

         The adjustable-rate single-family residential mortgage loans currently offered by Peoples Federal have interest rates which adjust on an annual basis. Peoples Federal's adjustable-rate single- family residential real estate loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 6% above or below the initial rate. Such loans are underwritten based on the initial rate. Peoples Federal's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2002, $59.4 million, or 84.8%, of Peoples Federal's single-family residential mortgage loans were adjustable-rate loans.

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

         CONSTRUCTION LOANS. Peoples Federal also originates loans for the construction of one- to four- family and multi-family residences. At December 31, 2002, $4.4 million or 4.5% of the loan portfolio consisted of residential construction loans, $2.8 million of which was originated for the construction of single-family homes. Peoples Federal's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually up to nine months. Peoples Federal does not establish an interest reserve in connection with the origination of the loan. Loans can be made with a maximum loan to value ratio of 80%. On occasion, Peoples Federal will also originate residential construction loans to builders with which Peoples Federal has an established relationship.

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

         NON-RESIDENTIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Peoples Federal's non-residential loans primarily consist of loans secured by land, storefront retail and office buildings, churches and warehouses located in Peoples Federal's market area. At December 31, 2002, Peoples Federal's non-residential real estate loans amounted to $12.7 million or 13.0% of the total loan portfolio. In addition, at December 31, 2002, Peoples Federal had $2.5 million in loans secured by multi-family (five or more units) residential properties. Peoples Federal's multi-family residential loans are underwritten and subject to review and oversight procedures on a substantially similar basis as its commercial real estate loans.

         Peoples Federal's non-residential real estate loans typically have a maximum loan-to-value ratio of 75% or less and generally have interest rates which are higher than interest rates on its single-family residential mortgage loans. Peoples Federal's non-residential real estate loans generally have floating interest rates tied to the prime rate. The term of Peoples Federal's non-residential real estate loans is generally 10 to 15 years, with a maximum of 20 years, based on a 15 or 25 year amortization schedule. In reaching its decision on whether to make a non-residential or multi-family real estate loan, Peoples Federal considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to non-residential real estate rental properties, Peoples Federal will also consider the term of the lease and the quality of the tenants. Peoples Federal has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of between 1.2x and 1.5x. Peoples Federal requires written appraisals prepared by a certified independent appraiser of all properties securing non-residential or multi-family real estate loans greater than $250,000. At December 31, 2002, the average balance of the loans in Peoples Federal's non-residential real estate portfolio was $116,000 and its largest non-residential real estate loan at such date was $747,000 secured by a car wash business location. This loan was current at December 31, 2002.

         Peoples Federal's non-residential real estate loan portfolio also includes land loans. These are loans secured primarily by single-family residential lots being held for development. Peoples Federal's land loans typically have floating rates of interest tied to the prime rate, have maximum loan-to-value ratios of 75%, and are interest only loans which are subject to renewal by Peoples Federal on an annual basis. At December 31, 2002, Peoples Federal had $3.9 million in land loans which loans had an average balance of $54,000. Peoples Federal's largest land loan at December 31, 2002 amounted to $279,000.

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

         CONSUMER LOANS. Peoples Federal is authorized to make loans for a wide variety of personal or consumer purposes. Peoples Federal originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by Peoples Federal consist of home equity loans, automobile loans, and loans secured by deposit accounts in Peoples Federal and other miscellaneous loans. At December 31, 2002, $4.9 million or 5.0% of Peoples Federal's total loan portfolio consisted of consumer and other loans.

         At December 31, 2002, Peoples Federal's home equity loans amounted to $1.7 million or 1.8% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence. As a result, Peoples Federal generally requires loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan. Peoples Federal does not require that it hold the first mortgage on the property. These loans have a term of up to 12 years and the interest rate adjusts monthly based on the prime rate. Peoples Federal also offers loans for both new and used automobiles, mobile homes and recreational vehicles. Such loans have terms of up to five years. At December 31, 2002, Peoples Federal's automobile, mobile home and recreational vehicle loans amounted to $1.8 million or 1.8% of the total loan portfolio.

         Peoples Federal offers loans secured by deposit accounts in Peoples Federal, which loans amounted to $907,000 or .9% of Peoples Federal's total loan portfolio at December 31, 2002. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans mature on or before the maturity date of the underlying certificate of deposit.

         COMMERCIAL LOANS. Peoples Federal also originates commercial business loans and other unsecured consumer loans. At December 31, 2002, Peoples Federal's commercial business loans amounted to $2.9 million or 2.9% of Peoples Federal's total loan portfolio. Such loans generally are made to small businesses located in Peoples Federal's market area. Approximately 71.4% or $2.0 million of these loans are subject to Uniform Commercial Code filings but are not secured by real estate or other assets. The remaining commercial business loans are unsecured. The loans generally are structured as lines of credit with floating rates of interest tied to the prime rate and which are subject to review and renewal on an annual basis.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, Peoples Federal receives loan origination fees or "points" for originating fixed-rate loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Loan origination fees are deferred and recognized as income over the life of the loan as a yield adjustment.

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

         Real estate and other assets acquired by Peoples Federal as a result of foreclosure or by deed-in- lieu of foreclosure are classified as real estate owned until sold. Peoples Federal had $228,000 and $101,000 in real estate owned at December 31, 2002 and 2001, respectively.

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2002, in dollar amounts and as a percentage of Peoples Federal's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                    December 31, 2002
                                  ----------------------------------------------------------------------------------
                                           30-59                                                 90 or More Days
                                       Days Overdue               60-89 Days Overdue                 Overdue
                                  ----------------------        ----------------------         ---------------------
                                                Percent                       Percent                       Percent
                                                of Total                      of Total                      of Total
                                  Amount          Loans         Amount         Loans           Amount        Loans
                                  ------        --------        ------        --------         ------       --------
                                                                 (Dollars In Thousands)
Real estate loans:
  One-to four-family ...          $  760          .78%          $  750           .77%          $  816          .84%
  Non-residential ......             107          .11              111           .11               --           --
Commercial .............              --           --               --            --               --           --
Consumer and other loans              --           --               63           .07               85          .09
                                  ------          ---           ------          ----           ------          ---
  Total loans ..........          $  867          .89%          $  924           .95%          $  901          .93%
                                  ======          ===           ======          ====           ======          ===


         NON-PERFORMING ASSETS. The following table presents information with respect to Peoples Federal's nonperforming assets at the dates indicated. Peoples Federal did not have any troubled debt restructurings or accruing loans 90 or more days past due at any of the dates shown.


                                                              At December 31,
                                                    ------------------------------------    At June 30,
                                                          2002             2001                2001
                                                     ---------------   ----------------   --------------
                                                                    (Dollars In Thousands)
Nonaccruing loans:
  Real estate loans:
    One-to four-family ........................          $  816           $  320           $  708
    Non-residential ...........................              --              607               22
    Construction ..............................              --              765               --
  Commercial ..................................              --                8              248
  Consumer and other loans ....................              85              134              105
                                                         ------           ------           ------
      Total nonaccruing loans .................             901            1,834            1,083
Real estate owned(1) ..........................             228              101              102
                                                         ------           ------           ------
Total nonperforming assets ....................          $1,129           $1,935           $1,185
                                                         ======           ======           ======
Total nonperforming assets as a percentage
  of total assets .............................             .95%            1.62%            1.03%


-----------------------
(1) Real estate owned includes other repossessed assets and the balances are shown net of related loss allowances.


         If the $901,000 of nonaccruing loans of Peoples Federal at December 31, 2002 had been current in accordance with their terms during 2002, the gross income on such loans would have been approximately $20,000 for the year ended December 31, 2002. No interest income was actually recorded by Peoples Federal on such loans for the year ended December 31, 2002.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful may require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge- off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Peoples Federal's total classified assets at December 31, 2002 amounted to $2.1 million, all of which was classified as substandard. The largest classified asset at December 31, 2002 consisted of a multi-family construction loan, with an outstanding balance of $644,000 as of such date. This loan represents a 50% participation interest acquired by Peoples Federal in October 1997. This loan was advanced for the acquisition of land and the construction of 20 townhouse units, 12 condominiums, parking garages and a clubhouse and swimming pool. Presently, 14 of the 20 townhouse units and all of the condominiums are complete. The loan is repaid as the townhouses or condominiums are sold. This loan was classified as non-performing as of December 31, 2001. Additionally, the classified assets are comprised of a $519,000 non-residential real estate loan, $852,000 are one-to four-family real estate loans and $64,000 consists of consumer loans. The $519,000 represents a 50% participation interest acquired by Peoples Federal in May 2000. The loan was restructured in September 2002. The $852,000 represents ten one-to-four family real estate loans. Peoples Federal does not presently anticipate incurring any material loss on these loans.

         ALLOWANCE FOR LOAN LOSSES. At December 31, 2002, Peoples Federal's allowance for loan losses amounted to $764,000, or 0.78%, of the total loan portfolio. The loan loss allowance is based on prior loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and known, probable and reasonably estimable losses inherent in the loan portfolio. In determining the amount of the allowance for loan losses, management considers its lower risk exposure as a result of its predominant single- family lending and the correspondingly low historical charge-off experience. Specifically, our methodology for assessing the appropriateness of the allowance consists of a formula allowance, a specific allowance and an unallocated allowance. The formula allowance is based on loss factors applied to the categories of Peoples Federal's loan portfolio based on historical experience. The specific allowance relates to specific categories of loans based on recent loss experience, charge-offs and current economic conditions related to specific borrowers. The unallocated allowance is based upon management's evaluation of various conditions, including general economic and business conditions and credit quality trends, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits.

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


                                                        December 31,
                               -----------------------------------------------------------------            June 30,
                                             2002                              2001                          2001
                               ----------------------------------    ---------------------------    --------------------------
                                                   Percent of                        Percent of                    Percent of
                                                    Loans in                          Loans in                      Loans in
                                                      Each                              Each                          Each
                                                   Category to                       Category to                   Category to
                                    Amount         Total Loans         Amount        Total Loans      Amount        Total Loans
                               ---------------  -----------------    -----------    ------------    ----------    -------------
                                                                  (Dollars In Thousands)
Allocated:
Real estate loans:
  One-to four-family ......          $300             72.0%            $315             73.5%        $301             73.5%
  Multi-family ............            --              2.6               --              1.5           --               .3
  Construction ............            --              4.5               --              2.6           --              2.1
  Non-residential .........           123             13.0               85             14.0           82             15.3
Commercial ................            90              2.9               80              2.8           75              2.6
Consumer and other loans              202              5.0              189              5.6          178              6.2
Unallocated ...............            49               --               50               --           55               --
                                     ----            -----             ----            -----         ----            -----
    Total .................          $764            100.0%            $719            100.0%        $691            100.0%
                                     ====            =====             ====            =====         ====            =====

         The following table sets forth an analysis of Peoples Federal's allowance for loan losses during the periods indicated.


                                                                                    Six Months
                                                               Year Ended              Ended               Year Ended
                                                              December 31,          December 31,            June 30,
                                                              ------------          ------------          ------------
                                                                  2002                  2001                  2001
                                                               -----------          ------------          ------------
                                                                               (Dollars In Thousands)

             Total loans outstanding ................            $ 95,702             $ 96,772              $ 95,457
                                                                 ========             ========              ========
             Average loans outstanding, net .........            $ 95,104             $ 98,674              $ 96,494
                                                                 ========             ========              ========
             Balance at beginning of period .........            $    719             $    691              $    627
                                                                 ========             ========              ========
             CHARGE-OFFS:
             Real estate loans:
               One-to four-family ...................                  --                   --                   (10)
               Multi-family .........................                  --                   --                    --
               Non-residential ......................                  --                   --                    --
             Consumer and other loans ...............                 (59)                 (20)                 (120)
                                                                 --------              --------              --------
                   Total charge-offs ................                 (59)                 (20)                 (130)
                                                                 --------              --------              --------
             RECOVERIES:
             Real estate loans:
               One-to four-family ...................                  --                   --                    --
               Multi-family .........................                  --                   --                    --
               Non-residential ......................                  --                   --                    --
             Consumer and other loans ...............                  12                   --                    38
                                                                 --------              --------              --------
                   Total recoveries .................                  12                   --                    38
                                                                 --------              --------              --------
             Net charge-offs ........................                 (47)                 (20)                  (92)
             Provision for losses on loans ..........                  92                   48                   156
                                                                 --------              --------              --------
             Balance at end of period ...............            $    764              $   719              $    691
                                                                 ========              ========              ========
             Allowance for loan losses as a
               percent of total loans outstanding ...               . 78%                  .73%                  .72%
                                                                 ========              ========              ========
             Allowance for loan losses as a
               percent of total non-performing loans                84.79%               39.20%                63.80%
                                                                 ========              ========              ========
             Ratio of net charge-offs to
               average loans outstanding ............                 .05%                 .02%                  .10%
                                                                 ========              ========              ========


INVESTMENT SECURITIES

         Peoples Federal has authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds. Peoples Federal's investment strategy is established by the board of directors. In recent periods, Peoples Federal has maintained a limited portfolio of investment securities. During 2001 and 2002, investment securities have become a larger component of People's assets.

         The following table sets forth information relating to the amortized cost and fair value of Peoples Federal's securities.


                                                        December 31,
                                   ------------------------------------------------------             June 30,
                                              2002                         2001                         2001
                                   -------------------------     ------------------------     --------------------------
                                   Amortized                     Amortized                    Amortized
                                     Cost         Fair Value       Cost        Fair Value       Cost          Fair Value
                                   ---------      ----------     ---------     ----------     ---------       ----------
                                                                    (In Thousands)
Held to maturity:
  State and municipal
    obligations ............        $   161        $   161        $   169        $   169        $   169        $   169
Available for sale:
  FHLMC stock ..............             20          1,226             20          1,366             20          1,450
Corporate debt securities...         13,787         13,916          4,597          4,587             --             --
                                    -------        -------        -------        -------        -------        -------
    Total ..................        $13,968        $15,303        $ 4,786        $ 6,122        $   189        $ 1,619
                                    =======        =======        =======        =======        =======        =======


         The following table sets forth the amount of Peoples Federal's securities which mature during each of the periods indicated and the weighted-average yields for each range of maturities at December 31, 2002. The amounts reflect fair value of Peoples Federal's securities at December 31, 2002.


                                                                       Contractually Maturing
                                    --------------------------------------------------------------------------------------------
                                               Weighted            Weighted            Weighted               Weighted
                                    Under 1     Average     1-5     Average   6-10      Average    Over 10     Average
                                      Year       Yield     Years     Yield    Years      Yield      Years       Yield      Total
                                    -------    --------    -----   --------   -----    --------    -------    --------     -----
                                                                          (Dollars In Thousands)
State and municipal
  obligations ..............        $    10      4.40%    $    50     4.40%   $    50     4.40%     $    51     4.40%    $   161
Corporate debt securities...          7,613      2.30       6,303     4.74         --       --           --       --      13,916
FHLMC Stock ................          1,226      1.50          --       --         --       --           --       --       1,226
                                    -------               -------             -------               -------              -------
  Total ....................        $ 8,849               $ 6,353             $    50               $    51              $15,303
                                    =======               =======             =======               =======              =======


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

         At December 31, 2002, $13.4 million or 14.9% of total deposits consisted of public deposits from local municipalities or local government agencies. At December 31, 2001, such public deposits amounted to $13.4 million.

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

         The following table shows the distribution of and certain other information relating to Peoples Federal's deposits by type as of the dates indicated.


                                                             December 31,                                  June 30,
                                   -----------------------------------------------------------   ------------------------------
                                               2002                         2001                             2001
                                   ---------------------------   -----------------------------   ------------------------------
                                             Percent   Average             Percent     Average             Percent      Average
                                               of       Rate                 of         Rate                 of          Rate
                                    Amount   Deposits   Paid     Amount    Deposits     Paid     Amount    Deposits      Paid
                                   -------   --------  -------   ------    --------    -------   ------    --------     -------
                                                                    (Dollars In Thousands)
Transaction accounts:
  Demand deposits.............     $17,505     19.6%     1.10%   $16,810     18.6%      1.29%    $14,432      14.6%      2.51%
  Savings and money market
     deposits.................      16,682     18.6      1.70     16,411     18.1       1.59      15,895      16.2       2.71
                                   -------    -----             --------    -----                -------     -----
    Total transaction accounts      34,187     38.2      1.40     33,221     36.7       1.44      30,327      30.8       2.62
                                   -------    -----             --------    -----                -------     -----
Certificate accounts:
  up to 3.99%.................      40,402     45.2      2.82      7,016      7.8       2.90          13        --       3.00
  4.00% - 5.99%...............      11,121     12.4      4.92     34,135     37.7       4.83      41,733      42.3       5.27
  6.00% - 7.99%...............       3,710      4.2      6.44     16,057     17.8       6.42      26,576      26.9       6.61
                                   -------    -----              -------    -----                -------     -----
    Total certificate accounts      55,233     61.8      4.35     57,208     63.3       5.04      68,322      69.2       5.79
                                   -------    -----              -------    -----                -------     -----
      Total deposits..........     $89,420    100.0%             $90,429    100.0%               $98,649     100.0%
                                   =======    =====              =======    =====                =======     =====


         The following table sets forth the savings activities of Peoples Federal during the periods indicated.


                                                                           Six Months
                                                       Year Ended             Ended
                                                      December 31,         December 31,      Year Ended June 30,
                                                    -----------------   ------------------   -------------------
                                                          2002                2001                  2001
                                                    -----------------   ------------------   -------------------
                                                                          (In Thousands)
Total deposits at beginning of period............       $90,429             $ 98,649              $90,822
Net deposits (withdrawals).......................        (3,916)             (10,245)               3,053
Interest credited................................         2,907                2,025                4,774
                                                        -------             --------              -------
  Total deposits at end of period................       $89,420             $ 90,429              $98,649
                                                        ========            =========             ========

         The following table shows the interest rate and maturity information for Peoples Federal's certificates of deposit at December 31, 2002.


                                                                 Maturity Date
                       ---------------------------------------------------------------------------------------------

   Interest Rate        One Year or Less     Over 1-2 Years      Over 2-3 Years       Over 3 Years         Total
--------------------   -----------------   -----------------   -----------------   -----------------   -------------
                                                                 (In Thousands)
up to 3.99%               $32,501               $ 5,283             $ 1,729             $   888           $40,401
4.00% - 5.99%               5,642                 2,560               2,653                 253            11,108
6.00% - 7.99%               2,650                   610                 464                  --             3,724
                          -------               -------             -------             -------           -------
  Total                   $40,793               $ 8,453             $ 4,846             $ 1,141           $55,233
                          =======               =======             =======             =======           =======

         As of December 31, 2002, the aggregate amount of outstanding time certificates of deposit at Peoples Federal in amounts greater than or equal to $100,000, was approximately $16.2 million. The following table presents the maturity of these time certificates of deposit at such dates.



                                                          December 31, 2002
                                                          -----------------
                                                           (In Thousands)
3 months or less.........................................    $  3,651
Over 3 months through 6 months...........................       3,726
Over 6 months through 12 months..........................       5,789
Over 12 months...........................................       3,013
                                                             --------
 Total                                                       $ 16,179
                                                             ========


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

         As of December 31, 2002, Peoples Federal was permitted to borrow up to an aggregate total of $47.4 million from the Federal Home Loan Bank of Indianapolis. Peoples Federal had $1.0 million in Federal Home Loan Bank advances outstanding at December 31, 2002.

         The following table shows certain information regarding the short-term borrowings of Peoples Federal at or for the dates indicated:



                                                  At or for the   At or for the Six    At or for the
                                                   Year Ended        Months Ended        Year Ended
                                                  December 31,       December 31,         June 30,
                                                ---------------   -----------------    -------------
                                                     2002               2001               2001
                                                ---------------   -----------------    -------------
                                                                (Dollars In Thousands)
Federal Home Loan Bank open line of credit:
  Average balance outstanding..................      $   154          $   571             $ 2,601
  Maximum amount outstanding at any
    month-end during the period................        1,000            1,000               3,750
  Balance outstanding at end of period.........      $ 1,000          $    --             $ 1,000
  Average interest rate during the period......         1.30%            6.65%               6.84%
  Weighted average interest rate at end of
    period.....................................         1.62%             N/A                6.75%


SUBSIDIARIES

         At December 31, 2002, Peoples Federal had no subsidiaries.

TOTAL EMPLOYEES

         Peoples Federal had 30 full-time employees and six part-time employees at December 31, 2002. None of these employees are represented by a collective bargaining agent, and Peoples Federal believes that it enjoys good relations with its personnel.

MARKET AREA

         Peoples Federal's main office is in Aurora, Indiana in Dearborn County. Peoples Federal's primary market area consists of the three southeastern Indiana counties in which it has offices, Dearborn, Ohio and Switzerland Counties, as well as surrounding areas. On occasion, Peoples Federal originates loans to borrowers outside of its primary market area.

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

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation's more significant reforms are noted below.

o The new legislation creates a public The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

o The new legislation strengthens audito independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

o The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

o The new legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs will have to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

o The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert," a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

o The new legislation contains provision which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

o Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

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

         Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Peoples Federal had no intangible assets at December 31,

2002. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Peoples Federal's regulatory capital.

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

         At December 31, 2002, Peoples Federal exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 17.4%, 17.4% and 29.3%, respectively.

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


                                                        Total                    Tier 1                Tier 1
                                                     Risk-Based                Risk-Based             Leverage
              Capital Category                         Capital                   Capital              Capital
----------------------------------------   --------------------------   -----------------------   ----------------
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

         At December 31, 2002, Peoples Federal was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2002, the qualified thrift investments of Peoples Federal were approximately 81.7% of its portfolio assets.

         FEDERAL HOME LOAN BANK SYSTEM. Peoples Federal is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2002, Peoples Federal had $1.0 million in FHLB advances.

         As a member, Peoples Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2002, Peoples Federal had $730,000 in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2002, dividends to Peoples Federal amounted to $44,000.

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

         At December 31, 2002, the federal income tax reserves of Peoples Federal included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of Peoples Federal in connection with the conversion, the retained earnings of Peoples Federal are substantially restricted.

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

         Peoples Federal's federal income tax returns for the short period ended December 31, 2001 and tax years ended June 30, 2001 and 2000 are open under the statute of limitations and are subject to review by the Internal Revenue Service. Peoples Federal has not been audited by the Internal Revenue Service since 1998.

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

ITEM 2. PROPERTIES
------------------

PROPERTIES

         At December 31, 2002, Peoples Federal conducted its business from its headquarters office located in Aurora, Indiana and two branch offices.

         The following table sets forth certain information relating to Peoples' offices at December 31, 2002.


                                                                         Net Book Value of
                                                                           Property and
                                                          Lease              Leasehold
                                         Owned or      Expiration         Improvements at            Deposits at
Location                                  Leased          Date           December 31, 2002        December 31, 2002
--------------------------------------   --------      ----------        ------------------       -----------------
                                                                                      (In Thousands)

Second and Bridgeway Streets               Owned           N/A                 $685                    $70,789
Aurora, Indiana

330 Industrial Access Road                 Owned           N/A                  415                     10,534
Rising Sun, Indiana

705 E. Main Street                        Leased       August 2004               70                      8,097
Vevay, Indiana


ITEM 3. LEGAL PROCEEDINGS
-------------------------

         PFS Bancorp and Peoples Federal are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         Not applicable

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

         The information required herein is incorporated by reference from page 3 of Peoples' 2002 Annual Report to Stockholders filed as Exhibit 13 hereto ("2001 Annual Report").

         The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION


                                  Number of Shares to be issued      Weighted-Average      Number of Shares Remaining Available
                                upon the Exercise of Outstanding    Exercise Price of     for Future Issuance (Excluding Shares
        Plan Category            Options, Warrants and Rights(1)   Outstanding Options        Reflected in the First Column)
-------------------------------  -------------------------------   -------------------    -------------------------------------
Equity Compensation Plans
   Approved by Security Holders              21,294                        $  --                         191,629
Equity Compensation Plans Not
   Approved by Security Holders                  --                           --                              --
                                             ------                        -----                         -------
Total                                        21,294                        $  --                         191,629
                                             ======                        =====                         =======

-------------------
(1) The 21,294 shares have been granted to directors and employees and are held in the 2002 Recognition and Retention Plan Trust as of December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

         The information required herein is incorporated by reference from pages 6 to 14 of the 2002 Annual Report.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

         The information required herein is incorporated by reference from pages 16 to 41 of the 2002 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------


         Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

         The information required herein is incorporated by reference from pages 2 through 4 and page 6 of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002 ("Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The information required herein is incorporated by reference from pages 7 and 8 of the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 5 and 6 of the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required herein is incorporated by reference from page 8 of the Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

         (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2002 Annual Report:

                  Report of Independent Certified Public Accountants.

                  Consolidated Statements of Financial Condition as of December 31, 2002 and December 31, 2001.

                  Consolidated Statements of Earnings for the Year Ended December 31, 2002, the Six Months Ended December 31, 2001 and the Year Ended June 30, 2001.

                  Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2002, the Six Months Ended December 31, 2001 and the Year Ended June 30, 2001.

                  Consolidated Statements of Cash Flows for the Year Ended December 31, 2002, the Six Months Ended December 31, 2001 and the Year Ended June 30, 2001.

                  Notes to Consolidated Financial Statements.

         The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:


      No.          Exhibits
      ---          ---------
        3.1        Articles of Incorporation of PFS Bancorp, Inc.*
        3.2        Bylaws of PFS Bancorp, Inc.*
        4          Stock Certificate of PFS Bancorp, Inc.*
       13          Annual Report to Stockholders
       21          List of Subsidiaries
                   (See "Item I. Business - Subsidiaries" in this Form 10-KSB)
       99.1        Certification of Chief Executive Officer
       99.2        Certification of Chief Financial Officer

-----------------------------

         * Incorporated herein by reference from PFS Bancorp's Registration Statement on Form SB-2 filed with the SEC on June 22, 2001.

         (b) Reports filed on Form 8-K.

                  Not Applicable

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

         Within 90 days prior to the date of this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PFS BANCORP, INC.

                                      By /s/ Mel E. Green
                                         ---------------------------------------
                                           Mel E. Green
                                           President, Chief Executive Officer
                                            and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mel E. Green                                           March 27, 2003
-------------------------------------------------
Mel E. Green
President, Chief Executive
  Officer and Director
(principal executive officer)


/s/ Stuart M. Suggs                                        March 27, 2003
-------------------------------------------------
Stuart M. Suggs
Corporate Treasurer, Vice President and
Chief Financial Officer
(principal financial and accounting officer)


/s/ Robert L. Laker                                        March 27, 2003
-------------------------------------------------
Robert L. Laker
Chairman of the Board


/s/ Jack D. Tandy                                          March 27, 2003
-------------------------------------------------
Jack D. Tandy
Secretary and Director

/s/ Gilbert L. Houze                                       March 27, 2003
-------------------------------------------------
Gilbert L. Houze
Director


/s/ Dale R. Moeller                                        March 31, 2003
-------------------------------------------------
Dale R. Moeller
Director


/s/ Carl E. Petty                                          March 27, 2003
-------------------------------------------------
Carl E. Petty
Director

            SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


I, Mel E. Green, the Chief Executive Officer of PFS Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of PFS Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                    /s/ Mel E. Green
Date: March 27, 2003                                ---------------------------
                                                    Mel E. Green
                                                    Chief Executive Officer

              SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Stuart M. Suggs, the Chief Financial Officer of PFS Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of PFS Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ Stuart M. Suggs
Date: March 27, 2003                            --------------------------------
                                                Stuart M. Suggs
                                                Chief Financial Officer