Form 10QSB
period 2003-03-31
PFS BANCORP INC
filed 2003-05-15
CIK 1143330

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2003
                              ------------------------

                                     OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    033233
                       --------------

                              PFS BANCORP, INC.
-------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

         Indiana                                         35-2142534
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


           Second & Bridgeway Streets, Aurora, Indiana  47001
-------------------------------------------------------------------------------
                 (Address of principal executive offices)

                              (812) 926-0631
-------------------------------------------------------------------------------
                        (Issuer's telephone number)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              May 14, 2003 -  1,473,728 shares of common stock
-------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]


                               Page 1 of 17



                              INDEX

                                                                        Page

PART I    -    FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition             3

               Consolidated Statements of Earnings                        4

               Consolidated Statements of Comprehensive Income            5

               Consolidated Statements of Cash Flows                      6

               Notes to Consolidated Financial Statements                 8


               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                10


PART II  -     OTHER INFORMATION                                         14

SIGNATURES                                                               15

CERTIFICATIONS                                                           16









                              PFS Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                     March 31,     December 31,
     ASSETS                                               2003             2002

Cash and due from banks                               $    590         $    819
Interest-bearing deposits in other financial
  institutions                                          11,335            4,406
                                                       -------          -------
     Cash and cash equivalents                          11,925            5,225

Investment securities designated as available
  for sale -  at market                                 11,108           15,142
Investment securities held to maturity - at
  amortized cost, which approximates market                152              161
Loans receivable - net                                  94,710           95,702
Office premises and equipment - at
  depreciated cost                                       1,126            1,170
Real estate acquired through foreclosure                   208              228
Federal Home Loan Bank stock - at cost                     730              730
Accrued interest receivable                                435              446
Prepaid expenses and other assets                          199              176
Deferred federal income taxes                              107               56
                                                       -------          -------

     Total assets                                     $120,700         $119,036
                                                       =======          =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                              $ 93,109         $ 89,420
Advances from the Federal Home Loan Bank                   -              1,000
Advances by borrowers for taxes and insurance              109               80
Accrued interest payable                                    24               26
Other liabilities                                          967              883
Accrued federal income taxes                               134               30
                                                       -------          -------
     Total liabilities                                  94,343           91,439

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized,
    $.01 par value;  no shares issued                      -                -
  Common stock - 10,000,000 shares authorized,
    $.01 par value; 1,551,293 shares issued                 16               16
  Additional paid-in capital                            14,971           14,971
  Retained earnings - restricted                        13,827           13,723
  Less 77,565 shares of treasury stock - at cost        (1,282)             -
  Shares acquired by stock benefit plans                (1,994)          (1,994)
  Accumulated other comprehensive income -
    unrealized gains on securities designated
    as available for sale, net of related tax
    effects                                                819              881
                                                       -------          -------
     Total shareholders' equity                         26,357           27,597
                                                       -------          -------

     Total liabilities and shareholders' equity       $120,700         $119,036
                                                       =======          =======

                              PFS Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended March 31,
                    (In thousands, except per share data)


                                                          2003       2002
Interest income
  Loans                                                 $1,412     $1,658
  Investment securities                                    116         47
  Interest-bearing deposits and other                       21         73
                                                         -----      -----
     Total interest income                               1,549      1,778

Interest expense
  Deposits                                                 562        792
  Borrowings                                                 2        -
                                                         -----      -----
     Total interest expense                                564        792
                                                         -----      -----
     Net interest income                                   985        986


Provision for losses on loans                               24         24
                                                         -----      -----
     Net interest income after provision for
       losses on loans                                     961        962

Other income
   Loss on sale of investment securities                   (28)       -
   Gain on sale of real estate acquired
     through foreclosure                                     4        -
   Other operating                                          87         80
                                                         -----      -----
     Total other income                                     63         80

General, administrative and other expense
  Employee compensation and benefits                       387        334
  Occupancy and equipment                                   83         65
  Data processing                                           50         70
  Other operating                                          137        141
                                                         -----      -----
     Total general, administrative and other expense       657        610
                                                         -----      -----

     Earnings before income taxes                          367        432

Income taxes
  Current                                                  166        174
  Deferred                                                 (20)        (1)
                                                         -----      -----
     Total income taxes                                    146        173
                                                         -----      -----
     NET EARNINGS                                       $  221     $  259
                                                         =====      =====

     EARNINGS PER SHARE
       Basic                                              $.15       $.18
                                                           ===        ===
       Diluted                                            $.15       $.18
                                                           ===        ===

                              PFS Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended March 31,
                                (In thousands)

                                                                2003      2002

Net earnings                                                    $221      $259

Other comprehensive loss, net of tax:

Unrealized holding losses on securities during the
    period, net of tax benefits of $41 and $23 in 2003
    and 2002, respectively                                       (80)      (45)

Reclassification adjustment for realized losses
    included in earnings, net of tax benefits of $10
    in 2003                                                       18       -
                                                                 ---       ---

Comprehensive income                                            $159      $214
                                                                 ===       ===

Accumulated comprehensive income                                $819      $837
                                                                 ===       ===


















                            PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the three months ended March 31,
                             (In thousands)

                                                                2003       2002
Cash flows from operating activities:
  Net earnings for the period                               $    221   $    259
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees               (18)       (15)
    Depreciation and amortization                                 67         33
    Provision for losses on loans                                 24         24
    Loss on sale of investment securities                         28        -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                 11        (37)
      Prepaid expenses and other assets                          (23)       (39)
      Other liabilities                                           84         99
      Accrued interest payable                                    (2)        (9)
      Income taxes
        Current                                                  104        134
        Deferred                                                 (20)        (1)
                                                              ------     ------
          Net cash provided by operating activities              476        448

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as
    available for sale                                        (6,999)    (8,716)
  Proceeds from maturities and repayment of
    investment securities                                        896      5,984
  Proceeds from sale of investment securities                 10,002      -
  Loan principal repayments                                    9,008      8,242
  Loan disbursements                                          (8,002)    (6,860)
  Purchase of office premises and equipment                      -          (47)
                                                              ------     ------
          Net cash provided by (used in) investing
            activities                                         4,905     (1,397)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                     3,689      1,806
  Proceeds from Federal Home Loan Bank advances                2,500        -
  Repayment of Federal Home Loan Bank advances                (3,500)       -
  Purchase of treasury shares                                 (1,282)       -
  Advances by borrowers for taxes and insurance                   29         39
  Dividends paid on common stock                                (117)       -
                                                              ------     ------
          Net cash provided by financing activities            1,319      1,845
                                                              ------     ------

Net increase in cash and cash equivalents                      6,700        896

Cash and cash equivalents at beginning of period               5,225     13,854
                                                              ------     ------

Cash and cash equivalents at end of period                   $11,925    $14,750
                                                              ======     ======

                              PFS Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended March 31,
                                (In thousands)


                                                                2003       2002

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                $ 30       $-
                                                                 ===        ===

    Interest on deposits and borrowings                         $566       $801
                                                                 ===        ===
Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                        $(62)      $(45)
                                                                 ===        ===
  Transfers from loans to real estate acquired through
    foreclosure                                                 $-         $  6
                                                                 ===        ===




















                              PFS Bancorp, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended March 31, 2003 and 2002


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

 The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire year.

 2.  Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

 3.  Earnings Per Share

 Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 97,336 and 109,503 unallocated ESOP shares, totaled 1,432,411 and 1,441,790 for the three month periods ended March 31, 2003 and 2002, respectively.

 Diluted earnings per share is computed by taking into consideration common shares outstanding and dilutive potential common share equivalents. The Company had no dilutive or potentially dilutive securities during each of the three month periods ended March 31, 2003 and 2002.

                              PFS Bancorp, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               For the three months ended March 31, 2003 and 2002


 4.  Effects of Recent Accounting Pronouncements

 In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2002, without material effect on the Company's financial condition or results of operations.

 In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Through March 31, 2003, no shares have been granted under the Company's stock option plan, therefore the provisions of SFAS No. 148 are not applicable to the Company.

 In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective January 31, 2003, without material effect on its financial statements.

 5.  Stock Option Plan

 During fiscal 2002 the Board of Directors adopted the PFS Bancorp, Inc. 2002 Stock Option Plan (the "Plan") that provides for the issuance of 152,088 shares of authorized but unissued shares of common stock at fair value at the date of grant. No options have been granted through March 31, 2003.




                             PFS Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2002 TO MARCH
31, 2003

At March 31, 2003, the Company's assets totaled $120.7 million, an increase of $1.7 million, or 1.4%, over total assets at December 31, 2002. The increase in assets was funded primarily by growth in deposits of $3.7 million, which was partially offset by a $1.0 million decrease in advances from the Federal Home Loan Bank and a $1.2 million decrease in shareholders' equity.

Liquid assets (i.e. cash and interest-bearing deposits) increased by $6.7 million, or 128.2%, over December 31, 2002 levels, to a total of $11.9 million at March 31, 2003. Investment securities totaled $11.3 million at March 31, 2003, a decrease of $4.0 million, or 26.6%, from December 31, 2002 levels. The decrease resulted primarily from maturities and sales of $10.9 million, which were partially offset by purchases totaling $7.0 million during the quarter.

Loans receivable decreased by $992,000, or 1.0%, during the three month period ended March 31, 2003, to a total of $94.7 million. Loan disbursements amounted to $8.0 million and were offset by principal repayments of $9.0 million. During the three months ended March 31, 2003, loan originations were comprised of $5.4 million in loans secured by one- to four-family residential real estate, $1.2 million in loans secured by commercial and nonresidential real estate and $1.4 million in consumer and other loans.

The allowance for loan losses totaled $744,000 and $764,000 at March 31, 2003 and December 31, 2002, respectively. Nonperforming and impaired loans totaled $677,000 and $901,000 at March 31, 2003 and December 31, 2002,
respectively. The allowance for loan losses represented 109.9% and .85% of nonperforming and impaired loans as of March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, nonperforming and impaired loans were comprised of $617,000 in loans secured by one- to four-family residential real estate and $60,000 in commercial, consumer and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any material losses on such loans. Although management believes that its allowance for loan losses at March 31, 2003, was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Savings Bank's results of operations.

Deposits totaled $93.1 million at March 31, 2003, an increase of $3.7 million, or 4.1%, over December 31, 2002 levels. The growth in deposits was primarily attributable to the receipt of public funds totaling $3.5 million with maturities of one year or less and management's efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Shareholders' equity amounted to $26.4 million at March 31, 2003, a decrease of $1.2 million, or 4.5%, from December 31, 2002 levels. The decrease resulted primarily from the Company's $1.3 million re-purchase of its common stock for treasury through a 5% stock repurchase program which was initiated and completed during the quarter ending March 31, 2003. The decrease was also attributed to a $62,000 decline in unrealized gains on securities designated as available for sale and payment of dividends of $117,000, which were partially offset by net earnings of $221,000.

Peoples is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2003, Peoples' regulatory capital was well in excess of the minimum capital requirements.

                             PFS Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

GENERAL

Net earnings for the three months ended March 31, 2003 amounted to $221,000, a decrease of $38,000, or 14.7%, compared to the $259,000 in net earnings reported for the three month period ended March 31, 2002. The decrease in earnings was due primarily to a $17,000 decrease in other income and a $47,000 increase in general, administrative and other expense, which were partially offset by a $27,000 decrease in the provision for income taxes.

NET INTEREST INCOME

Total interest income amounted to $1.5 million for the three-month period ended March 31, 2003, a decrease of $229,000, or 12.9%, from the same period in 2002. Interest income on loans totaled $1.4 million during the 2003 period, a decrease of $246,000, or 14.8%, from the 2002 period. This decline was due primarily to a 98 basis point decrease in the weighted-average yield quarter to quarter, to 5.98% for the quarter ended March 31, 2003, and a $904,000 decrease in the average balance of loans outstanding quarter to quarter.

Interest income on investment securities increased by $69,000, or 146.8%, for the three months ended March 31, 2003, compared to the same quarter in 2002, due primarily to a $5.8 million, or 80.1%, increase in the average balance outstanding, which represented management's investment of proceeds from the initial public offering. Interest income on other interest-bearing deposits decreased by $52,000, or 71.2%, during the three months ended March 31, 2003, compared to the same period in 2002, due primarily to a 112 basis point decrease in the weighted-average yield, to 1.07% for the 2003 quarter and a $5.5 million, or 41.1%, decrease in the average balance outstanding for the three months ended March 31, 2003.

Interest expense totaled $564,000 for the three month period ended March 31, 2003, a decrease of $228,000, or 28.8%, from the $792,000 recorded for the same period in 2002. Interest expense on deposits decreased by $230,000, or 29.0%, due primarily to a 101 basis point decrease in the weighted-average cost of deposits, to 2.46% in the 2003 period. Interest expense on borrowings increased by $2,000, as the Company had no borrowings outstanding during the 2002 period. The decrease in the level of yields on interest-earning assets and costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy.

PROVISION FOR LOSSES ON LOANS

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $24,000 for each of the three-month periods ended March 31, 2003 and 2002. The current period provision was predicated primarily upon a change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, and the general condition of the local economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.


                             PFS Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002 (continued)

OTHER INCOME

Other income totaled $63,000 for the three month period ended March 31, 2003, a decrease of $17,000, or 21.3%, from the same period in 2002. The decrease in other income was due primarily to a $28,000 loss recorded on the sale of investment securities during the quarter ended March 31, 2003, which was partially offset by a $4,000 gain on the sale of real estate acquired through foreclosure and a $7,000, or 8.8%, increase in other operating income. Other operating income is comprised primarily of service fees on checking accounts and ATM transactions and late payment fees on loans.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense totaled $657,000 for the three months ended March 31, 2003, an increase of $47,000, or 7.7%, compared to the same quarter in 2002. This increase was due primarily to a $53,000, or 15.9%, increase in employee compensation and benefits and an $18,000, or 27.7%, increase in occupancy and equipment expense, which were partially offset by a $20,000, or 28.6%, decrease in data processing expenses. The increase in employee compensation and benefits was due primarily to expense recognized in connection with the Company's stock benefit plans, a 19.1% increase in medical insurance premiums and normal merit increases. The increase in occupancy and equipment expense was due to additional depreciation recorded as a result of the upgrade to computer equipment during the third quarter of 2002. The decrease in data processing expense was due to the effects of the one-time conversion costs associated with the upgrading of processing systems in 2002.

INCOME TAXES

The income tax provision totaled $146,000 for the three month period ended March 31, 2003, a decrease of $27,000, or 15.6%, compared to the same quarter in 2002. The decrease was due primarily to a $65,000, or 15.0%, decrease in pre-tax earnings. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 39.8% and 40.0% for the three month periods ended March 31, 2003 and 2002, respectively.


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

          Not applicable

ITEM 3.   Defaults Upon Senior Securities

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

          On May 1, 2003, the Company held its Annual Meeting of
          Shareholders. Two matters were submitted to the shareholders for a vote. The shareholders elected two directors to terms expiring in 2005 by the following votes:

                                   For                 Withheld
                                   ---                 --------

          Gilbert L. Houze         1,214,606           14,162
          Jack D. Tandy            1,214,529           14,239

          Directors whose terms are continuing are Dale R. Moeller and Carl
          E. Petty with terms expiring in 2004 and Robert L. Laker and Mel
          E. Green with terms expiring in 2005..

          The shareholders also ratified the selection of Grant Thornton LLP as the Company's auditors for the 2003 fiscal year by the following vote:

          For:  1,213,992      Against:  13,651      Abstain:  1,126

ITEM 5.   Other Information

          None.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

             EX-99.1     Certification of Chief Executive Officer
             EX-99.2     Certification of Chief Financial Officer

          (b) No Form 8-K reports were filed during the quarter.












                              PFS Bancorp, Inc.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 14, 2003                 By: /s/ Mel E. Green
      -------------------              ----------------------------------------
                                       Mel E. Green
                                       President and Chief Executive Officer



Date: May 14, 2003                 By: /s/ Stuart M. Suggs
      -------------------              ---------------------------------------
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

Date:  May 14, 2003                /s/ Mel E. Green
      -----------------------      ----------------------------------
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


Date:  May 14, 2003                /s/ Stuart M. Suggs
      -----------------------      ----------------------------------
                                   Stuart M. Suggs
                                   Chief Financial Officer

