Form 10QSB
period 2003-06-30
PFS BANCORP INC
filed 2003-08-14
CIK 1143330

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2003
                              ----------------------------

                                  OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    033233
                       --------------


                              PFS BANCORP, INC.
______________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)



          Indiana                                       35-2142534
_______________________________             __________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)



             Second & Bridgeway Streets, Aurora, Indiana  47001
______________________________________________________________________________
                   (Address of principal executive offices)



                               (812) 926-0631
______________________________________________________________________________
                        (Issuer's telephone number)



______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   August 12, 2003
- 1,473,728 shares of common stock               -----------------------------
----------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]



                             Page 1 of 19

                              INDEX

                                                                 Page
                                                                 ----
PART I    -    FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition       3

               Consolidated Statements of Earnings                  4

               Consolidated Statements of Comprehensive Income      5

               Consolidated Statements of Cash Flows                6

               Notes to Consolidated Financial Statements           8


               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                          12


PART II   -    OTHER INFORMATION                                   18

SIGNATURES                                                         19













                           PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (In thousands, except share data)

                                                                               June 30,  December 31,
     ASSETS                                                                        2003       2002
Cash and due from banks                                                       $   1,132  $     819
Interest-bearing deposits in other financial institutions                         6,629      4,406
                                                                                  -----      -----
     Cash and cash equivalents                                                    7,761      5,225

Investment securities designated as available for sale -
  at market                                                                      13,216     15,142
Investment securities held to maturity - at amortized cost, which
  approximates market                                                               152        161
Loans receivable - net                                                           93,892     95,702
Office premises and equipment - at depreciated cost                               1,086      1,170
Real estate acquired through foreclosure                                            208        228
Federal Home Loan Bank stock - at cost                                              739        730
Accrued interest receivable                                                         424        446
Prepaid expenses and other assets                                                   184        176
Prepaid federal income taxes                                                         66        -
Deferred federal income taxes                                                       113         56
                                                                                -------    -------
     Total assets                                                             $ 117,841  $ 119,036
                                                                                =======    =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $  90,307  $  89,420
Advances from the Federal Home Loan Bank                                           -         1,000
Advances by borrowers for taxes and insurance                                        67         80
Accrued interest payable                                                             15         26
Other liabilities                                                                 1,020        883
Accrued federal income taxes                                                        -           30
                                                                                 ------     ------
     Total liabilities                                                           91,409     91,439

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                                -          -
  Common stock - 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued                                                          16         16
  Additional paid-in capital                                                     14,971     14,971
  Retained earnings - restricted                                                 13,913     13,723
  Less 77,565 shares of treasury stock - at cost                                 (1,282)       -
  Shares acquired by stock benefit plans                                         (1,994)    (1,994)
  Accumulated other comprehensive income - unrealized gains on
    securities designated as available for sale, net of related tax effects         808        881
                                                                                 ------     ------
     Total shareholders' equity                                                  26,432     27,597
                                                                                -------    -------
     Total liabilities and shareholders' equity                               $ 117,841  $ 119,036
                                                                                =======    =======

                           PFS Bancorp, Inc.

                  CONSOLIDATED STATEMENTS OF EARNINGS

                 (In thousands, except per share data)

                                                        Six months ended   Three months ended
                                                              June 30,         June 30,
                                                           2003     2002     2003     2002
Interest income
  Loans                                                  $2,729   $3,313   $1,317   $1,655
  Investment securities                                     218      150      102      103
  Interest-bearing deposits and other                        49      118       28       45
                                                          -----    -----    -----    -----
     Total interest income                                2,996    3,581    1,447    1,803

Interest expense
  Deposits                                                1,068    1,538      506      746
  Borrowings                                                  2      -        -        -
                                                          -----    -----    -----    -----
     Total interest expense                               1,070    1,538      506      746
                                                          -----    -----    -----    -----
     Net interest income                                  1,926    2,043      941    1,057

Provision for losses on loans                                48       64       24       40
                                                          -----    -----    -----    -----
     Net interest income after provision for
       losses on loans                                    1,878    1,979      917    1,017

Other operating income
   Loss on sale of investment securities                    (28)     -        -        -
   Gain on sale of repossessed property                      10      -          6      -
   Other operating                                          193      165      106       85
                                                          -----    -----    -----    -----
     Total other income                                     175      165      112       85

General, administrative and other expense
  Employee compensation and benefits                        777      647      390      332
  Occupancy and equipment                                   167      135       84       70
  Data processing                                           103      179       53      109
  Federal deposit insurance premiums                         26       29       13       14
  Other operating                                           273      307      149      162
                                                          -----    -----    -----    -----
     Total general, administrative and other expense      1,346    1,297      689      687
                                                          -----    -----    -----    -----
     Earnings before income taxes                           707      847      340      415

Income taxes
  Current                                                   309      340      143      166
  Deferred                                                  (20)       1      -          2
                                                          -----    -----    -----    -----
     Total income taxes                                     289      341      143      168
                                                          -----    -----    -----    -----
     NET EARNINGS                                       $   418  $   506  $   197  $   247
                                                          =====    =====    =====    ======
     EARNINGS PER SHARE
       Basic                                               $.30     $.35     $.15     $.17
                                                            ===      ===      ===      ===
       Diluted                                             $.30     $.35     $.15     $.17
                                                            ===      ===      ===      ===

                           PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (In thousands)

                                                                      Six months ended   Three months ended
                                                                            June 30,          June 30,
                                                                          2003   2002       2003   2002
Net earnings                                                              $418   $506       $197   $247

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(47), $(22), $(6) and $1 for the
    respective periods                                                     (91)   (43)       (11)     2

  Reclassification adjustment for realized losses included in earnings,
     net of tax benefits of $10 in 2003                                     18    -          -      -
                                                                           ---    ---        ---    ---
Comprehensive income                                                      $345   $463       $186   $249
                                                                           ===    ===        ===    ===
Accumulated comprehensive income                                          $808   $839       $808   $839
                                                                           ===    ===        ===    ===






























                           PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the six months ended June 30,
                             (In thousands)

                                                                                 2003           2002
Cash flows from operating activities:
  Net earnings for the period                                                $    418      $     506
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                (33)           (29)
    Amortization of premiums and discounts on investment securities - net          44             25
    Depreciation                                                                   87             59
    Provision for losses on loans                                                  48             64
    Loss on sale of investment securities                                          28            -
    Gain on sale of repossessed assets                                            (10)           -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                  22            (93)
      Prepaid expenses and other assets                                            (8)          (112)
      Other liabilities                                                           137            192
      Accrued interest payable                                                    (11)            (6)
      Income taxes
        Current                                                                   (96)            65
        Deferred                                                                  (20)             1
                                                                                  ---            ---
     Net cash provided by operating activities                                    606            672

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale          (17,445)       (16,277)
  Proceeds from maturities and repayment of investment securities              16,169         10,958
  Proceeds from sale of investment securities                                   3,029            -
  Loan principal repayments                                                    17,521         15,384
  Loan disbursements                                                          (15,696)       (13,333)
  Purchase of Federal Home Loan Bank stock                                         (9)           (31)
  Purchase of office premises and equipment                                        (3)          (164)
  Proceeds from sale of real estate acquired through foreclosure                  -               82
                                                                                -----          -----
     Net cash provided by (used in) investing activities                        3,566         (3,381)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                        887          1,813
  Proceeds from Federal Home Loan Bank advances                                 2,500            -
  Repayment of Federal Home Loan Bank advances                                 (3,500)           -
  Advances by borrowers for taxes and insurance                                   (13)            (1)
  Purchase of treasury shares                                                  (1,282)           -
  Dividends on common shares                                                     (228)           (77)
                                                                                -----          -----
     Net cash provided by (used in) financing activities                       (1,636)         1,735
                                                                                -----          -----
Net increase (decrease) in cash and cash equivalents                            2,536           (974)

Cash and cash equivalents at beginning of period                                5,225         13,854
                                                                                -----         ------
Cash and cash equivalents at end of period                                   $  7,761      $  12,880
                                                                                =====         ======

                           PFS Bancorp, Inc.

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   For the six months ended June 30,
                             (In thousands)


                                                              2003       2002

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                            $  343     $  205
                                                             =====      =====
    Interest on deposits and borrowings                     $1,081     $1,544
                                                             =====      =====
Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                    $  (73)    $  (43)
                                                             =====      =====
  Transfers from loans to real estate acquired through
    foreclosure                                             $  -       $  259
                                                             =====      =====

































                           PFS Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the six and three months ended June 30, 2003 and 2002


1.  Basis of Presentation
    ---------------------
Mutual to Stock Conversion. On October 11, 2001, PFS Bancorp, Inc. (the "Company") completed the mutual-to-stock conversion (the "Conversion") of Peoples Federal Savings Bank ("Peoples" or the "Savings Bank"), and the sale of 1,520,875 shares of Company common stock, par value $0.01 per share, at $10.00 per share ("Company Common Stock") for total gross proceeds of $15.2 million. The costs of issuing the common stock were deducted from the sale proceeds of the offering, resulting in total net proceeds from the offering equaling approximately $14.6 million. As an integral part of the Conversion and in furtherance of the Savings Bank's commitment to the communities that it serves, Peoples and the Company have established a charitable foundation known as PFS Community Foundation (the "Foundation") and contributed 30,418 shares of Company Common Stock to the Foundation. The Foundation provides funding to support charitable causes and community development activities which complement the Savings Bank's existing community activities. In addition, the Company established an employee stock ownership plan ("ESOP") for the employees of the Company and Peoples which became effective with the completion of the Conversion.

Financial Statement Presentation. The Company was incorporated under Indiana law in September, 2001 by Peoples in connection with the Conversion. Upon consummation of the Conversion on October 11, 2001, the Company became the holding company for the Savings Bank.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation
    ---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.  Earnings Per Share
    ------------------
Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to 97,336 and 109,503 unallocated ESOP shares as of June 30, 2003 and 2002, respectively. Weighted-average common shares outstanding totaled 1,376,392 and 1,441,790 for the three month periods ended June 30, 2003 and 2002, respectively and 1,404,247 and 1,441,790 for the six months ended June 30, 2003 and 2002, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common share equivalents. Weighted-average common shares outstanding for diluted earnings per share totaled 1,404,247 and 1,376,392 for the six and three month periods, respectively, ended June 30, 2003. The Company's stock option plan had no dilutive effect for those periods. The Company had no dilutive or potentially dilutive securities during the six and three month periods ended June 30, 2002.

                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       For the six and three months ended June 30, 2003 and 2002


4.  Effects of Recent Accounting Pronouncements
    -------------------------------------------
In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December
15, 2002. Management adopted the disclosure provisions of SFAS No. 148 effective June 30, 2003. SFAS No. 148 is not expected to have a material effect on the Company's financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date, except for the following:

 * guidance incorporated from FASB Staff Implementation Issues that was effective for periods beginning prior to June 15, 2003 should continue to be applied according to the effective dates in those issues

 * guidance relating to forward purchase and sale agreements involving when-issued securities should be applied to both existing contracts and new contracts entered into after June 30, 2003.

                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       For the six and three months ended June 30, 2003 and 2002


4.  Effects of Recent Accounting Pronouncements (continued)
    -------------------------------------------------------
Management does not expect SFAS No. 149 to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Company). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management is continuing to evaluate the effect of the provisions of SFAS No. 150 on the Company's financial statements.

5.  Stock Option Plan
    -----------------
During June 2003, the Board of Directors adopted the PFS Bancorp, Inc. Stock Option Plan (the "Plan") that provides for the issuance of 152,088 shares of authorized but unissued shares of common stock at fair value at the date of grant. Options granted in June 2003 totaled 62,228 at an exercise price equal to fair value of $16.85. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant.

The Company accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.








                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       For the six and three months ended June 30, 2003 and 2002


5.  Stock Option Plan (continued)
    -----------------------------
The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost had been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reported as the pro forma amounts indicated below:


                                                       Six months ended  Three months ended
                                                         June 30, 2003      June 30, 2003
     Net earnings (In thousands)           As reported      $418                $197
                  Stock-based compensation, net of tax       -                   -
                                                             ---                 ---
                                             Pro-forma      $418                $197
                                                             ===                 ===

     Earnings per share
       Basic                               As reported      $.30                $.15
                  Stock-based compensation, net of tax       -                   -
                                                             ---                 ---
                                             Pro-forma      $.30                $.15
                                                             ===                 ===


     Diluted                               As reported      $.30                $.15
                  Stock-based compensation, net of tax       -                   -
                                                             ---                 ---
                                             Pro-forma      $.30                $.15
                                                             ===                 ===

A summary of the status of the Plan as of and for the period ended June 30, 2003 is presented below:

                                                           Weighted-
                                                           average
                                                           exercise
                                              Shares        price

  Outstanding at beginning of period             -          $   -
  Granted                                     62,228         16.85
  Exercised                                      -              -
  Forfeited                                      -              -
                                              ------         -----

  Outstanding at end of period                62,228        $16.85
                                              ======         =====
  Options exercisable at period-end              -          $   -
                                              ======         =====


The following information applies to options outstanding at June 30, 2003:

  Number outstanding                                     62,228
  Range of exercise prices                               $16.85
  Weighted-average exercise price                        $16.85
  Weighted-average remaining contractual life        10.0 years


                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 2002 to
June 30, 2003
-------------------------------------------------------------------

At June 30, 2003, the Company's assets totaled $117.8 million, a decrease of $1.2 million, or 1.0%, compared to total assets at December 31, 2002. The decrease in assets was used to fund the Company's stock repurchase at the end of the first quarter of 2003 and resulted in a $1.3 million decrease in shareholders' equity.

Liquid assets (i.e. cash and interest-bearing deposits) increased by $2.5 million, or 48.5%, over December 31, 2002 levels, to a total of $7.8 million at June 30, 2003. Investment securities totaled $13.4 million at June 30, 2003, a decrease of $1.9 million, or 12.6%, from December 31, 2002 levels. The decrease resulted primarily from maturities and sales of $19.2 million, which were partially offset by purchases totaling $17.4 million during the six month period.

Loans receivable decreased by $1.8 million, or 1.9%, during the six month period ended June 30, 2003, to a total of $93.9 million. Loan disbursements amounted to $15.7 million and were offset by principal repayments of $17.5 million. During the six months ended June 30, 2003, loan originations were comprised of $10.8 million in loans secured by one- to four-family residential real estate, $2.6 million in loans secured by commercial and nonresidential real estate and $2.3 million in consumer and other loans.

The allowance for loan losses totaled $759,000 and $764,000 at June 30, 2003 and December 31, 2002, respectively. Nonperforming and impaired loans totaled $1.1 million and $901,000 at June 30, 2003 and December 31, 2002, respectively. The allowance for loan losses represented 71.0% and 84.8% of nonperforming and impaired loans as of June 30, 2003 and December 31, 2002, respectively. The allowance represented approximately .81% and .80% of the total loan portfolio at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, nonperforming and impaired loans were comprised of $1.0 million in loans secured by one- to four-family residential real estate and $61,000 in commercial, consumer and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any material losses on such loans. Although management believes that its allowance for loan losses at June 30, 2003, was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Savings Bank's results of operations.

Deposits totaled $90.3 million at June 30, 2003, an increase of $887,000, or 1.0%, over December 31, 2002 levels. The growth in deposits resulted primarily from management's efforts to achieve a moderate rate of growth through marketing and pricing strategies. Such increase was offset by the repayment of Federal Home Loan Bank advances.

Shareholders' equity amounted to $26.4 million at June 30, 2003, a decrease of $1.2 million, or 4.2%, from December 31, 2002 levels. The decrease resulted primarily from the Company's $1.3 million repurchase of its common stock for treasury through a 5% stock repurchase program which was initiated and completed during the quarter ending March 31, 2003. The decrease was also attributed to a $73,000 decline in unrealized gains on securities designated as available for sale and payment of dividends of $228,000, which were partially offset by net earnings of $418,000.

Peoples is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At June 30, 2003, Peoples' regulatory capital was well in excess of the minimum capital requirements.


                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2003 and 2002
----------------------------------------------------------------------

General
-------
Net earnings for the three months ended June 30, 2003 amounted to $197,000, a decrease of $50,000, or 20.2%, compared to the $247,000 in net earnings reported for the three month period ended June 30, 2002. The decrease in earnings was due primarily to a $116,000, or 11.0%, decrease in net interest income, which was partially offset by a $16,000, or 40.0%, decrease in the provision for loan losses, a $27,000, or 31.8%, increase in other income, and a $25,000, or 14.9%, decrease in the provision for income taxes.

Net Interest Income
-------------------
Total interest income amounted to $1.4 million for the three-month period ended June 30, 2003, a decrease of $356,000, or 19.7%, from the same period in 2002. Interest income on loans totaled $1.3 million during the 2003 period, a decrease of $338,000, or 20.4%, from the 2002 period. This decline was due primarily to a 140 basis point decrease in the weighted-average yield quarter to quarter, to 5.63% for the quarter ended June 30, 2003, and a $633,000 decrease in the average balance of loans outstanding quarter to quarter.

Interest income on investment securities decreased by $1,000, or 1.0%, for the three months ended June 30, 2003, compared to the same quarter in 2002. This decline was due primarily to an 81 basis point decrease in the weighted average yield quarter to quarter, to 3.35% for the quarter ended June 30, 2003, which was offset by a $2.3 million, or 22.8%, increase in the average balance outstanding. Interest income on other interest-bearing deposits decreased by $17,000, or 37.8%, during the three months ended June 30, 2003, compared to the same period in 2002, due primarily to a 15 basis point decrease in the weighted-average yield, to 1.25% for the 2003 quarter and a $3.9 million, or 30.3%, decrease in the average balance outstanding for the three months ended June 30, 2003.

Interest expense on deposits totaled $506,000 for the three month period ended June 30, 2003, a decrease of $240,000, or 32.2%, from the $746,000 recorded for the same period in 2002, due primarily to a 103 basis point decrease in the weighted-average cost of deposits, to 2.21% in the 2003 period. The decrease in the level of yields on interest-earning assets and costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy.

Provision for Losses on Loans
-----------------------------
As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $24,000 for the three month period ended
June 30, 2003 compared to the provision of $40,000 for the three month period ended June 30, 2002. The current period provision was predicated primarily upon the change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate and an increase in the level of nonperforming loans. The provision for the three-month period ended June 30, 2002 was predicated upon the level of nonaccrual consumer loans and charge-offs of loans during the period. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.


                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2003 and 2002 (continued)
----------------------------------------------------------------------

Other Income
------------
Other income totaled $112,000 for the three month period ended June 30, 2003, an increase of $27,000, or 31.8%, from the same period in 2002. The increase in other income was due primarily to a $6,000 gain recorded on the sale of repossessed property during the quarter ended June 30, 2003, and a $21,000, or 24.7%, increase in other operating income. Other operating income is comprised primarily of service fees on checking accounts and ATM transactions and late payment fees on loans.

General, Administrative and Other Expense
-----------------------------------------
General, administrative and other expense totaled $689,000 for the three months ended June 30, 2003, an increase of $2,000, or .3%, compared to the same quarter in 2002. This increase was due primarily to a $58,000, or 17.5%, increase in employee compensation and benefits and a $14,000, or 20.0%, increase in occupancy and equipment expense, which were partially offset by a $56,000, or 51.4%, decrease in data processing expenses and a $13,000, or 8.0%, decrease in other operating expenses. The increase in employee compensation and benefits was due primarily to expense recognized in connection with the Company's stock benefit plans, a 9.6% increase in medical insurance premiums and normal merit increases. The increase in occupancy and equipment expense was due to additional depreciation recorded as a result of the upgrade to computer equipment during the third quarter of 2002. The decrease in data processing expense was due to the effects of the one-time conversion costs associated with the upgrading of processing systems in 2002.

Income Taxes
------------
The income tax provision totaled $143,000 for the three month period ended June 30, 2003, a decrease of $25,000, or 14.9%, compared to the same quarter in 2002. The decrease was due primarily to a $75,000, or 18.1%, decrease in pre-tax earnings. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 42.1% and 40.5% for the three month periods ended June 30, 2003 and 2002, respectively.


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2003 and 2002
--------------------------------------------------------------------

General
-------
Net earnings for the six months ended June 30, 2003 amounted to $418,000, a decrease of $88,000, or 17.4%, compared to the $506,000 in net earnings reported for the six month period ended June 30, 2002. The decrease in earnings was due primarily to a $117,000 decrease in net interest income and a $49,000 increase in general, administrative and other expense, which were partially offset by a $16,000 decrease in the provision for losses on loans, a $10,000 increase in other income, and a $52,000 decrease in the provision for income taxes.

Net Interest Income
-------------------
Total interest income amounted to $3.0 million for the six month period ended June 30, 2003, a decrease of $585,000, or 16.3%, from the same period in 2002. Interest income on loans totaled $2.7 million during the 2003 period, a decrease of $584,000, or 17.6%, from the 2002 period. This decline was due primarily to a 118 basis point decrease in the weighted-average yield period to period, to 5.80% for the six month period ended June 30, 2003, and an $855,000 decrease in the average balance of loans outstanding period to period.


                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2003 and 2002 (continued)
--------------------------------------------------------------------

Net Interest Income (continued)
-------------------------------
Interest income on investment securities increased by $68,000, or 45.3%, for the six months ended June 30, 2003, compared to the same period in 2002, due primarily to a $5.6 million, or 65.4%, increase in the average balance outstanding period to period, which represented management's investment of proceeds from the initial public offering. Interest income on other interest-bearing deposits decreased by $69,000, or 58.5%, during the six months ended June 30, 2003, compared to the same period in 2002, due primarily to a 60 basis point decrease in the weighted-average yield, to 1.31% for the 2003 period and a $4.9 million, or 39.6%, decrease in the average balance outstanding for the six months ended June 30, 2003.

Interest expense totaled $1.1 million for the six month period ended June 30, 2003, a decrease of $468,000, or 30.4%, from the $1.5 million recorded for the same period in 2002. Interest expense on deposits decreased by $470,000, or 30.6%, due primarily to a 99 basis point decrease in the weighted-average cost of deposits, to 2.38% in the 2003 period. Interest expense on borrowings increased by $2,000, as the Company had no borrowings outstanding during the 2002 period. The decrease in the level of yields on interest-earning assets and costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy.

Provision for Losses on Loans
-----------------------------
As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $48,000 for the six-month period ended
June 30, 2003 compared to the $64,000 provision for the six month period ended June 30, 2002. The current period provision was predicated primarily upon a change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate and the increase in the level of nonperforming loans during the period. The provision for the six-month period ended June 30, 2002, was predicated upon the level of nonaccrual consumer loans and related charge-offs of loans during the period. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
------------
Other income totaled $175,000 for the six month period ended June 30, 2003, an increase of $10,000, or 6.1%, over the same period in 2002. The increase in other income was due primarily to a $10,000 gain recorded on the sale of repossessed property during the six month period ended June 30, 2003, and a $28,000, or 17.0%, increase in other operating income. Other operating income is comprised primarily of service fees on checking accounts and ATM transactions and late payment fees on loans. These increases in other income were partially offset by a $28,000 loss recorded on the sale of investment securities during the six month period ended June 30, 2003.


                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2003 and 2002 (continued)
--------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------
General, administrative and other expense totaled $1.3 million for the six months ended June 30, 2003, an increase of $49,000, or 3.8%, compared to the same period in 2002. This increase was due primarily to a $130,000, or 20.1%, increase in employee compensation and benefits and a $32,000, or 23.7%, increase in occupancy and equipment expense, which were partially offset by a $76,000, or 42.5%, decrease in data processing expense and a $34,000, or 11.1%, decrease in other operating expense. The increase in employee compensation and benefits was due primarily to expense recognized in connection with the Company's stock benefit plans, a 14.4% increase in medical insurance premiums and normal merit increases. The increase in occupancy and equipment expense was due to additional depreciation recorded as a result of the upgrade to computer equipment during the third quarter of 2002. The decrease in data processing expense was due to the effects of the one-time conversion costs associated with the upgrading of processing systems in 2002.

Income Taxes
------------
The income tax provision totaled $289,000 for the six month period ended June 30, 2003, a decrease of $52,000, or 15.2%, compared to the same period in 2002. The decrease was due primarily to a $140,000, or 16.5%, decrease in pre-tax earnings. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 40.9% and 40.3% for the six month periods ended June 30, 2003 and 2002, respectively.


Impact of Inflation and Changing Prices
---------------------------------------
The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-QSB, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Savings Bank's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.


Forward-Looking Statements
--------------------------
This Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 3:  Controls and Procedures
--------------------------------
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


























                           PFS Bancorp, Inc.
                                PART II


ITEM 1.   Legal Proceedings
          -----------------
          Not applicable

ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable

ITEM 5.   Other Information
          -----------------
          None.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) Exhibits:

              EX-31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

              EX-31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

              EX-32.1      Section 1350 Certification of the Chief
                           Executive Officer

              EX-32.2      Section 1350 Certification of the Chief
                           Financial Officer

          (b) Reports on Form 8-K:

             Date                Items and Description
             ----                ---------------------
          May 1, 2003    Item 9.  On April 30, the issuer announced
                         its results of operations for the quarter ended
                         March  31, 2003 in a press release attached as
                         Exhibit 99.1.










                           PFS Bancorp, Inc.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   August 14, 2003            By:  /s/Mel E. Green
        ---------------                 -------------------------------------
                                        Mel E. Green
                                        President and Chief Executive Officer



Date:   August 14, 2003            By:  /s/Stuart M. Suggs
        ---------------                 ---------------------------------------
                                        Stuart M. Suggs
                                        Chief Financial Officer, Vice President
                                         and Corporate Treasurer

































