Form 10QSB
period 2003-09-30
PFS BANCORP INC
filed 2003-11-14
CIK 1143330

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2003
                              ____________________________________

                                     OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    033233
                        ___________


                              PFS BANCORP, INC.
______________________________________________________________________________
     (Exact name of small business issuer as specified in its charter)



     Indiana                                       35-2142534
____________________________________          ________________________________
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)



              Second & Bridgeway Streets, Aurora, Indiana  47001
______________________________________________________________________________
                   (Address of principal executive offices)


                                (812) 926-0631
______________________________________________________________________________
                         (Issuer's telephone number)


                                     N/A
______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
November 10, 2003 - 1,473,728 shares of common stock
_____________________________________________________


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






                                  Page 2 of 19

                                PFS Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                September 30,  December 31,
     ASSETS                                                              2003          2002
Cash and due from banks                                                $  966        $  819
Interest-bearing deposits in other financial institutions               5,125         4,406
                                                                      -------       -------
     Cash and cash equivalents                                          6,091         5,225

Investment securities designated as available for sale -  at market    11,872        15,142
Investment securities held to maturity - at amortized cost, which
  approximates market                                                     152           161
Loans receivable - net                                                 96,720        95,702
Office premises and equipment - at depreciated cost                     1,066         1,170
Real estate acquired through foreclosure                                  169           228
Federal Home Loan Bank stock - at cost                                    748           730
Accrued interest receivable                                               402           446
Prepaid expenses and other assets                                         150           176
Prepaid federal income taxes                                              139           -
Deferred federal income taxes                                             116            56
                                                                      -------       -------
     Total assets                                                    $117,625      $119,036
                                                                      =======       =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                             $ 89,837      $ 89,420
Advances from the Federal Home Loan Bank                                  -           1,000
Advances by borrowers for taxes and insurance                             111            80
Accrued interest payable                                                   13            26
Other liabilities                                                       1,074           883
Accrued federal income taxes                                              -              30
                                                                      -------       -------
     Total liabilities                                                 91,035        91,439

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                      -             -
  Common stock - 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued                                                16            16
  Additional paid-in capital                                           14,971        14,971
  Retained earnings - restricted                                       14,007        13,723
  Less 77,565 shares of treasury stock - at cost                       (1,282)          -
  Shares acquired by stock benefit plans                               (1,923)       (1,994)
  Accumulated other comprehensive income - unrealized gains on securities designated as available for sale, net of related
    tax effects                                                           801           881
                                                                      -------       -------
     Total shareholders' equity                                        26,590        27,597
                                                                      -------       -------
     Total liabilities and shareholders' equity                      $117,625      $119,036
                                                                      =======       =======




                             PFS Bancorp, Inc.

                  CONSOLIDATED STATEMENTS OF EARNINGS

                 (In thousands, except per share data)

                                                                     Nine months ended  Three months ended
                                                                         September 30,       September 30,
                                                                       2003       2002     2003       2002
Interest income
  Loans                                                              $4,022     $4,819   $1,293     $1,506
  Investment securities                                                 313        265       95        115
  Interest-bearing deposits and other                                    63        162       14         44
                                                                      -----      -----    -----      -----
     Total interest income                                            4,398      5,246    1,402      1,665

Interest expense
  Deposits                                                            1,517      2,264      449        726
  Borrowings                                                              2        -        -          -
                                                                      -----      -----    -----      -----
     Total interest expense                                           1,519      2,264      449        726
                                                                      -----      -----    -----      -----
     Net interest income                                              2,879      2,982      953        939

Provision for losses on loans                                            48         88      -           24
                                                                      -----      -----    -----      -----
     Net interest income after provision for
       losses on loans                                                2,831      2,894      953        915

Other operating income
   Loss on sale of investment securities                                (28)       -        -          -
   Gain on sale of repossessed property                                  10        -        -          -
   Other operating                                                      304        250      111         85
                                                                      -----      -----    -----      -----
     Total other operating income                                       286        250      111         85

General, administrative and other expense
  Employee compensation and benefits                                  1,152      1,059      375        377
  Occupancy and equipment                                               257        212       90         77
  Data processing                                                       167        289       64        110
  Federal deposit insurance premiums                                     39         43       13         14
  Other operating                                                       405        404      132        132
   Provision for losses on real estate acquired through foreclosure      39        -         39        -
                                                                      -----      -----    -----      -----
      Total general, administrative and other expense                 2,059      2,007      713        710
                                                                      -----      -----    -----      -----
      Earnings before income taxes                                    1,058      1,137      351        290

Income taxes
  Current                                                               455        517      146        177
  Deferred                                                              (19)       (36)       1        (37)
                                                                      -----      -----    -----      -----
     Total income taxes                                                 436        481      147        140
                                                                      -----      -----    -----      -----
     NET EARNINGS                                                    $  622     $  656   $  204     $  150
                                                                      =====      =====    =====      =====
     EARNINGS PER SHARE
       Basic                                                           $.45       $.45     $.15       $.10
                                                                      =====      =====    =====      =====
       Diluted                                                         $.45       $.45     $.15       $.10
                                                                      =====      =====    =====      =====

                             PFS Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                              (In thousands)

                                                                    Nine months ended  Three months ended
                                                                       September 30,       September 30,
                                                                      2003      2002     2003       2002
Net earnings                                                          $622      $656     $204       $150

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(50), $(41), $(4) and $19 for the
    respective periods                                                 (98)      (79)      (7)        36

Reclassification adjustment for realized losses included in earnings,
  net of tax benefits of $10 in 2003                                    18       -        -          -
                                                                       ---       ---      ---        ---

Comprehensive income                                                  $542      $577     $197       $186
                                                                       ===       ===      ===        ===

Accumulated comprehensive income                                      $801      $803     $801       $803
                                                                       ===       ===      ===        ===




























                             PFS Bancorp, Inc.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the nine months ended September 30,
                              (In thousands)

                                                                           2003         2002
Cash flows from operating activities:
  Net earnings for the period                                          $    622      $   656
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                          (48)         (51)
    Amortization of premiums and discounts on investment securities - net    62           46
    Depreciation                                                            133          100
    Provision for losses on loans                                            48           88
    Provision for losses on real estate acquired through foreclosure         39          -
    Amortization expense of stock benefit plan                               71          -
    Loss on sale of investment securities                                    28          -
    Gain on sale of repossessed assets                                      (10)         -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                            44          (56)
      Prepaid expenses and other assets                                      26          (80)
      Other liabilities                                                     191          216
      Accrued interest payable                                              (13)          (7)
      Income taxes
        Current                                                            (169)          50
        Deferred                                                            (19)         (36)
                                                                          -----          ---
          Net cash provided by operating activities                       1,005          926

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale    (23,630)     (23,503)
  Proceeds from maturities and repayment of investment securities        23,669       15,271
  Proceeds from sale of investment securities                             3,029          -
  Loan principal repayments                                              27,266       21,527
  Loan disbursements                                                    (28,254)     (19,076)
  Purchase of Federal Home Loan Bank stock                                  (18)         (31)
  Purchase of office premises and equipment                                 (29)        (334)
  Proceeds from sale of real estate acquired through foreclosure            -             82
                                                                          -----        -----
          Net cash provided by (used in) investing activities             2,033       (6,064)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                  417        2,520
  Proceeds from Federal Home Loan Bank advances                           2,500          -
  Repayment of Federal Home Loan Bank advances                           (3,500)         -
  Advances by borrowers for taxes and insurance                              31           42
  Shares acquired by stock benefit plan                                     -         (1,021)
  Purchase of treasury shares                                            (1,282)         -
  Dividends on common shares                                               (338)        (155)
                                                                          -----        -----
          Net cash provided by (used in) financing activities            (2,172)       1,386
                                                                          -----        -----
Net increase (decrease) in cash and cash equivalents                        866       (3,752)

Cash and cash equivalents at beginning of period                          5,225       13,854
                                                                          -----       ------
Cash and cash equivalents at end of period                             $  6,091      $10,102
                                                                          =====       ======


                              PFS Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   For the nine months ended September 30,
                               (In thousands)


                                                             2003        2002

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                          $   649     $   458
                                                            =====       =====
    Interest on deposits and borrowings                   $ 1,532     $ 2,271
                                                            =====       =====
Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                  $   (80)    $   (79)
                                                            =====       =====
  Transfers from loans to real estate acquired through
       foreclosure                                        $    -      $   259
                                                            =====       =====

































                             PFS Bancorp, Inc.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the nine and three months ended September 30, 2003 and 2002


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

Financial Statement Presentation. The Company was incorporated under Indiana law in September 2001 by Peoples in connection with the Conversion. Upon consummation of the Conversion on October 11, 2001, the Company became the holding company for the Savings Bank.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation
    ---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.  Earnings Per Share
    ------------------
Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to 97,336 and 109,503 unallocated ESOP shares as of September 30, 2003 and 2002, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:


                           PFS Bancorp, Inc.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   For the nine and three months ended September 30, 2003 and 2002


3.  Earnings Per Share (continued)
    ------------------------------

                                  For the nine months ended   For the three months ended
                                        September 30,                 September 30,
                                        2003      2002            2003       2002
Weighted-average common shares
  outstanding (basic)                1,394,860  1,441,790       1,376,392  1,441,790
Dilutive effect of assumed exercise
  of stock options                       1,793        -             1,793        -
                                     ---------  ---------       ---------  ---------
Weighted-average common shares
  outstanding (diluted)              1,396,653  1,441,790       1,378,185  1,441,790
                                     =========  =========       =========  =========

4.  Effects of Recent Accounting Pronouncements
    -------------------------------------------
In September 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Company's financial condition or results of operations.

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


                            PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    For the nine and three months ended September 30, 2003 and 2002


4.  Effects of Recent Accounting Pronouncements (continued)
    -------------------------------------------------------
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date.

Management adopted SFAS No. 149 effective July 1, 2003, as required, without material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Company). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management adopted SFAS No. 150 effective July 1, 2003, as required, without material effect on the Company's financial statements.

5.  Stock Option Plan
    -----------------
In April 2002, the Board of Directors adopted the PFS Bancorp,
Inc. Stock Option Plan (the "Plan") that provides for the issuance of 152,088 shares of authorized but unissued shares of common stock at fair value at the date of grant. Options granted in June 2003 totaled 62,228 at an exercise price equal to fair value of $16.85. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant. No options were granted in 2002.

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

      For the nine and three months ended September 30, 2003 and 2002


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

                                       Nine months ended    Three months ended
                                       September 30, 2003   September 30, 2003

Net earnings (In thousands)
                           As reported        $622                  $204
  Stock-based compensation, net of tax          (7)                   (7)
                                               ---                   ---
                             Pro-forma        $615                  $197
                                               ===                   ===
Earnings per share
 Basic                     As reported        $.45                  $.15
  Stock-based compensation, net of tax        (.01)                 (.01)
                                               ---                   ---
                             Pro-forma        $.44                  $.14
                                               ===                   ===
 Diluted                   As reported        $.45                  $.15
  Stock-based compensation, net of tax        (.01)                 (.01)
                                               ---                   ---
                             Pro-forma        $.44                  $.14
                                               ===                   ===

A summary of the status of the Plan as of and for the period ended September 30, 2003 is presented below:

                                                               Weighted-
                                                                average
                                                                exercise
                                                    Shares        price

Outstanding at beginning of period                     -         $   -
Granted                                             62,228         16.85
Exercised                                              -             -
Forfeited                                              -             -
                                                    ------         -----
Outstanding at end of period                        62,228       $ 16.85
                                                    ======         =====
Options exercisable at period-end                      -         $   -
                                                    ======         =====
Weighted-average fair value of options granted
  during the period                                              $  3.82
                                                                   =====

The following information applies to options outstanding at September 30, 2003:

Number outstanding                                     62,228
Range of exercise prices                               $16.85
Weighted-average exercise price                        $16.85
Weighted-average remaining contractual life        9.75 Years


                            PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 2002 to September 30, 2003
--------------------------------------------------------------------
At September 30, 2003, the Company's assets totaled $117.6 million, a decrease of $1.4 million, or 1.2%, compared to total assets at December 31, 2002. The decrease in assets was comprised primarily of a $3.3 million decrease in investment securities. Proceeds from maturities, sales and repayments of investment securities were used to purchase other investment securities, fund the Company's stock repurchase and to repay borrowings.

Liquid assets (i.e. cash and interest-bearing deposits) increased by $866,000, or 16.6%, over December 31, 2002 levels, to a total of $6.1 million at September 30, 2003. Investment securities totaled $12.0 million at September 30, 2003, a decrease of $3.3 million, or 21.4%, from December 31, 2002 levels. The decrease resulted primarily from maturities and sales of $23.7 million and $3.0 million, respectively, which were partially offset by purchases totaling $23.6 million during the nine month period.

Loans receivable increased by $1.0 million, or 1.1%, during the nine month period ended September 30, 2003, to a total of $96.7 million. Loan disbursements amounted to $28.3 million and were partially offset by principal repayments of $27.3 million. During the nine months ended September 30, 2003, loan originations were comprised of $19.2 million in loans secured by one- to four-family residential real estate, $4.5 million in loans secured by commercial and nonresidential real estate and $4.6 million in consumer and other loans.

The allowance for loan losses totaled $748,000 and $764,000 at September 30, 2003 and December 31, 2002, respectively. Nonperforming and impaired loans totaled $1.1 million and $901,000 at September 30, 2003 and December 31, 2002, respectively. The allowance for loan losses represented 68.6% and 84.8% of nonperforming and impaired loans as of September 30, 2003 and December 31, 2002, respectively. The allowance represented approximately .77% and .80% of the total loan portfolio at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, nonperforming and impaired loans were comprised of $1.0 million in loans secured by one- to four-family residential real estate and $47,000 in commercial, consumer and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any material losses on such loans. Although management believes that its allowance for loan losses at September 30, 2003, was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Deposits totaled $89.8 million at September 30, 2003, an increase of $417,000, or .5%, over December 31, 2002 levels. The growth in deposits resulted primarily from management's efforts to achieve a moderate rate of growth through marketing and pricing strategies.
Such increase was offset by the net reduction in Federal Home Loan Bank advances of $1.0 million.

Shareholders' equity amounted to $26.6 million at September 30, 2003, a decrease of $1.0 million, or 3.6%, from December 31, 2002 levels. The decrease resulted primarily from the Company's $1.3 million repurchase of its common stock for treasury through a 5% stock repurchase program which was initiated and completed during the quarter ending March 31, 2003. The decrease was also attributable to an $80,000 decline in unrealized gains on securities designated as available for sale and payment of dividends of $338,000, which were partially offset by net earnings of $622,000 and $71,000 of amortization related to a distribution of shares in connection with the Company's Recognition & Retention Plan.

Peoples is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2003,
Peoples' regulatory capital was well in excess of the minimum capital requirements.

                             PFS Bancorp, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2003 and 2002
-----------------------------------------------------------------
General
-------
Net earnings for the three months ended September 30, 2003 amounted to $204,000, an increase of $54,000, or 36.0%, compared to the $150,000 in net earnings reported for the three month period ended September 30, 2002. The increase in earnings was due primarily to a $14,000, or 1.5%, increase in net interest income, a $26,000 increase in other income and a $24,000 decrease in the provision for losses on loans, which were partially offset by a $3,000 increase in general, administrative and other expense and a $7,000 increase in the provision for income taxes.

Net Interest Income
-------------------
Total interest income amounted to $1.4 million for the three-month period ended September 30, 2003, a decrease of $263,000, or 15.8%, from the same period in 2002. Interest income on loans totaled $1.3 million during the 2003 period, a decrease of $213,000, or 14.1%, from the 2002 period. This decline was due primarily to a 97 basis point decrease in the weighted-average yield quarter to quarter, to 5.47% for the quarter ended September 30, 2003, which was partially offset by a $1.0 million increase in the average balance of loans outstanding quarter to quarter.

Interest income on investment securities decreased by $20,000, or 17.4%, for the three months ended September 30, 2003, compared to the same quarter in 2002. This decline was due primarily to a 61 basis point decrease in the weighted-average yield quarter to quarter, to 2.99% for the quarter ended September 30, 2003, and a $74,000, or .6%, decrease in the average balance outstanding. Interest income on other interest-bearing deposits decreased by $30,000, or 68.2%, during the three months ended September 30, 2003, compared to the same period in 2002, due primarily to a 68 basis point decrease in the weighted-average yield, to .95% for the 2003 quarter and a $4.9 million, or 45.5%, decrease in the average balance outstanding for the three months ended September 30, 2003. Such decrease in the average balance was primarily due to the use of such funds to originate loans.

Interest expense on deposits totaled $449,000 for the three month period ended September 30, 2003, a decrease of $277,000, or 38.2%, from the $726,000 recorded for the same period in 2002, due primarily to a 114 basis point decrease in the weighted-average cost of deposits, to 1.99% in the 2003 period.

The decrease in the level of yields on interest-earning assets and costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy.

Provision for Losses on Loans
-----------------------------
As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management concluded that the allowance was adequate and therefore did not record a provision for losses on loans for the three month period ended September 30, 2003. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
------------
Other income totaled $111,000 for the three month period ended
September 30, 2003, an increase of $26,000, or 30.6%, over the same period in 2002. The increase in other income was due primarily to an increase in service fees on checking accounts and ATM transactions and late payment fees on loans.

                             PFS Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2003 and 2002 (continued)
-----------------------------------------------------------------
General, Administrative and Other Expense
-----------------------------------------
General, administrative and other expense totaled $713,000 for the three months ended September 30, 2003, an increase of $3,000, or .4%, compared to the same quarter in 2002. This increase was due primarily to a $39,000 provision for losses on real estate acquired through foreclosure and a $13,000, or 16.9%, increase in occupancy and equipment, which were partially offset by a $46,000, or 41.8%, decrease in data processing expense. The decrease in data processing expense was directly related to increased costs associated with the core system conversion in the third quarter ended September 30, 2002. The increase in occupancy and equipment expense was due to additional depreciation recorded as a result of the upgrade to computer equipment during the third quarter of 2002. The increase in the provision was due to decreased values of acquired properties as a result of updated appraisals.

Income Taxes
------------
The income tax provision totaled $147,000 for the three month period ended September 30, 2003, an increase of $7,000, or 5.0%, compared to the same quarter in 2002. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 41.9% and 48.3% for the three month periods ended September 30, 2003 and 2002, respectively.


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2003 and 2002
----------------------------------------------------------------
General
-------
Net earnings for the nine months ended September 30, 2003, amounted to $622,000, a decrease of $34,000, or 5.2%, compared to the $656,000 in net earnings reported for the nine month period ended September 30, 2002. The decrease in earnings was due primarily to a $103,000 decrease in net interest income and a $52,000 increase in general, administrative and other expense, which were partially offset by a $40,000 decrease in the provision for losses on loans, a $36,000 increase in other income, and a $45,000 decrease in the provision for income taxes.

Net Interest Income
-------------------
Total interest income amounted to $4.4 million for the nine month period ended September 30, 2003, a decrease of $848,000, or 16.2%, from the same period in 2002. Interest income on loans totaled $4.0 million during the 2003 period, a decrease of $797,000, or 16.5%, from the 2002 period. This decline was due primarily to a 117 basis point decrease in the weighted-average yield period to period, to 5.62% for the nine month period ended September 30, 2003, which was partially offset by a $777,000 increase in the average balance of loans outstanding period to period.

Interest income on investment securities increased by $48,000, or 18.1%, for the nine months ended September 30, 2003, compared to the same period in 2002, due primarily to a $3.5 million, or 34.6%, increase in the average balance outstanding period to period.
Interest income on other interest-bearing deposits decreased by $99,000, or 61.1%, during the nine months ended September 30, 2003, compared to the same period in 2002, due primarily to a 70 basis point decrease in the weighted-average yield, to 1.22% for the 2003 period and a $4.4 million, or 38.9%, decrease in the average balance outstanding for the nine months ended September 30, 2003. The increase in the average balance of investment securities was primarily due to the use of excess funds from interest-bearing deposits.


                             PFS Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2003 and 2002 (continued)
----------------------------------------------------------------
Net Interest Income (continued)
-------------------------------
Interest expense totaled $1.5 million for the nine month period ended September 30, 2003, a decrease of $745,000, or 32.9%, from the $2.3 million recorded for the same period in 2002. Interest expense on deposits decreased by $747,000, or 33.0%, due primarily to a 103 basis point decrease in the weighted-average cost of deposits, to 2.26% in the 2003 period. Interest expense on borrowings increased by $2,000, as the Company had no borrowings outstanding during the 2002 period.

The decrease in the level of yields on interest-earning assets and costs of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy.

Provision for Losses on Loans
-----------------------------
As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $48,000 for the nine-month period ended September 30, 2003 compared to the $88,000 provision for the nine month period ended September 30, 2002. The current period provision was predicated primarily upon a change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate and the increase in the level of nonperforming loans during the period. The provision for the nine-month period ended September 30, 2002, was predicated upon the level of nonaccrual consumer loans and related charge-offs of loans during the period. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
------------
Other income totaled $286,000 for the nine month period ended September 30, 2003, an increase of $36,000, or 14.4%, over the same period in 2002. The increase in other income was due primarily to a $10,000 gain recorded on the sale of repossessed property during the nine month period ended September 30, 2003, and a $54,000, or 21.6%, increase in other operating income. Other operating income is comprised primarily of service fees on checking accounts and ATM transactions and late payment fees on loans. These increases in other income were partially offset by a $28,000 loss recorded on the sale of investment securities during the nine month period ended September 30, 2003.

General, Administrative and Other Expense
-----------------------------------------
General, administrative and other expense totaled $2.1 million for the nine months ended September 30, 2003, an increase of $52,000, or 2.6%, compared to the same period in 2002. This increase was due primarily to a $93,000, or 8.8%, increase in employee compensation and benefits, a $45,000, or 21.2%, increase in occupancy and equipment expense and a $39,000 provision for losses on real estate acquired through foreclosure, which were partially offset by a $122,000, or 42.2%, decrease in data processing expense. The increase in employee compensation and benefits was due primarily to expense recognized in connection with the Company's stock benefit plans, a 12.6% increase in medical insurance premiums and normal merit increases. The increase in occupancy and equipment expense was due to additional depreciation recorded as a result of the upgrade to computer equipment during the third quarter of 2002. The decrease in data processing expense was due to the effects of the one-time conversion costs associated with the upgrading of processing systems in 2002. The increase in the provision was due to decreased values of acquired properties as a result of updated appraisals.

                             PFS Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2003 and 2002 (continued)
----------------------------------------------------------------
Income Taxes
------------
The income tax provision totaled $436,000 for the nine month period ended September 30, 2003, a decrease of $45,000, or 9.4%, compared to the same period in 2002. The decrease was due primarily to a $79,000, or 6.9%, decrease in pre-tax earnings. The income tax provision includes expense for federal and Indiana state income tax. The effective tax rates were 41.2% and 42.3% for the nine month periods ended September 30, 2003 and 2002, respectively.


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



















                             PFS Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 3:  Controls and Procedures
         -----------------------
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

             EX-31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

             EX-31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

             EX-32.1     Section 1350 Certification of the Chief
                         Executive Officer

             EX-32.2     Section 1350 Certification of the Chief
                         Financial Officer

          (b) Reports on Form 8-K:

             Date          Items and Description
             ----          ---------------------
          July 29, 2003  Item 9.  On July 29, 2003 the issuer
                         announced its results of operations for
                         the quarter ended June 30, 2003 in a
                         press release attached as Exhibit 99.1.
















                              PFS Bancorp, Inc.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 13, 2003           By: /s/ Mel E. Green
        -----------------               -------------------------------------
                                        Mel E. Green
                                        President and Chief Executive Officer



Date:   November 13, 2003           By: /s/ Stuart M. Suggs
        -----------------               -------------------------------------
                                        Stuart M. Suggs
                                        Chief Financial Officer, Vice
                                         President and Corporate Treasurer





























