Form 10KSB
period 2003-12-31
PFS BANCORP INC
filed 2004-03-30
CIK 1143330

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
  X      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----     ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

----     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                         Commission File No.: 000-33233
                                              ---------

                                PFS BANCORP, INC
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                     Indiana                                    35-2142534
-------------------------------------------            -------------------------
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                   Identification Number)

   Second and Bridgeway Streets, Aurora, Indiana                  47001
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)

                                 (812) 926-0631
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                 NOT APPLICABLE

                           Securities registered under Section 12(g) of the
Exchange Act:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X     No
    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. X
                                   ---
Issuer's revenues for its most recent fiscal year ended December 31, 2003: $6.1 million.

As of March 26, 2004, the aggregate value of the 1,166,223 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 307,505 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") as a group, was approximately $23.8 million. This figure is based on the closing sales price of $20.39 per share of the Registrant's Common Stock on March 26, 2004. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 26, 2004: 1,473,728

Transitional Small Business Disclosure Format:  Yes        No   X
                                                   -----      ----


                       DOCUMENTS INCORPORATED BY REFERENCE



         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders are incorporated into Part II, Items 5 through 7 and Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

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

LENDING ACTIVITIES

         GENERAL. At December 31, 2003, the net loan portfolio of Peoples Federal totaled $100.3 million, representing approximately 84.8% of total assets at that date. The principal lending activity of Peoples Federal is the origination of one- to four-family (which are also known as single-family) residential loans. At December 31, 2003, single-family residential loans amounted to $74.7 million or 72.9% of the total loan portfolio. In addition to single-family residential loans, Peoples Federal also offers:

     o Multi-family (more than four units) residential loans, which amounted to 2.1% of the total loan portfolio at December 31, 2003;

     o Construction loans, which amounted to 3.8% of the loan portfolio at December 31, 2003;

     o Non-residential and land loans which amounted to 13.8% of the total loan portfolio at December 31, 2003;

     o Commercial loans, which amounted to 3.2% of the total loan portfolio at December 31, 2003; and

     o Consumer and other loans, which amounted to 4.2% of the total loan portfolio at December 31, 2003.

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

         A savings institution such as Peoples Federal generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2003, Peoples Federal's regulatory limit on loans-to-one borrower was $3.2 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.7 million, $1.1 million, $1.0 million, $1.0 million and $1.0 million. Each of Peoples Federal's five largest loans or groups of loans were performing in accordance with its contractual terms at December 31, 2003.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Peoples Federal's loan portfolio by type of loan at the dates indicated.


                                                                        At December 31,
                                            -------------------------------------------------------------------------
                                                      2003                    2002                    2001
                                            ------------------------  ----------------------  -----------------------
                                              Amount       Percent      Amount     Percent      Amount     Percent
                                            ---------     ----------  ----------  ----------  ----------  -----------
                                                                    (Dollars In Thousands)
  Real estate loans:
    One-to four-family.................       $ 74,663       72.9%     $70,092       72.0%     $72,086       73.5%
    Multi-family.......................          2,168        2.1        2,490        2.6        1,509        1.5
    Construction.......................          3,908        3.8        4,397        4.5        2,549        2.6
    Non-residential(1).................         14,142       13.8       12,695       13.0       13,784       14.0
Commercial.............................          3,282        3.2        2,856        2.9        2,754        2.8
Consumer and other loans(2)............          4,343        4.2        4,872        5.0        5,452        5.6
                                              --------      ------     -------      ------     -------      ------
        Total loans receivable.........        102,506      100.0%      97,402      100.0%      98,134      100.0%
                                                            ======                  ======                  ======
  Less:
  Undisbursed loans in process.........          1,361                     894                     563
  Deferred loan origination fees.......             81                      42                      80
  Allowance for loan losses............            771                     764                     719
                                              --------                 -------                 -------
    Loans receivable, net..............       $100,293                 $95,702                 $96,772
                                              ========                 =======                 =======

---------------
(1)   Includes land loans.
(2)   Includes home equity loans.

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

                                                        Year Ended December 31,
                                                 ------------------------------------
                                                     2003         2002        2001
                                                 ------------------------------------
                                                             (In Thousands)

LOAN ORIGINATIONS:
  Real estate loans:
    One-to four-family .........................   $ 22,337    $ 15,743    $ 17,146
    Multi-family ...............................         --       1,052       1,298
    Construction ...............................      3,194       3,300         930
    Non-residential ............................      4,846       3,524       2,042
  Commercial ...................................      4,718       1,979       1,024
  Consumer and other loans (1) .................      5,050       3,218       2,035
                                                   --------    --------    --------
Total loans originated .........................     40,145      28,816      24,475
                                                   --------    --------    --------

LOAN PRINCIPAL REDUCTIONS:
  Loan principal repayments ....................     35,516      29,639      23,160
                                                   --------    --------    --------
Increase (decrease) due to other items, net(2)..        (38)       (247)         --
                                                   --------    --------    --------
Net increase (decrease) in loan portfolio ......   $  4,591    $ (1,070)   $  1,315
                                                   ========    ========    ========

--------------------------------
(1)  Includes home equity loans.
(2) Other items consist of loans in process, deferred loan origination fees and costs, unearned interest and the allowance for loan losses.


         Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples Federal concentrates its lending activity on its primary market area in Dearborn, Ohio and Switzerland Counties, Indiana. Subject to its loans-to-one borrower limitation, Peoples Federal is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Peoples Federal also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Peoples Federal may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2003 Peoples Federal was within each of the above lending limits.

         MATURITY OF LOAN PORTFOLIO. The following table presents certain information at December 31, 2003, regarding the dollar amount of loans maturing in Peoples Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                                                   At December 31, 2003
                                        ---------------------------------------------------------------------------
                                                                                    Consumer and           Total
                                              Real Estate         Commercial            Other              Loans
                                        ----------------- ------------------ ------------------ -------------------
                                                                      (In Thousands)

AMOUNTS DUE IN:
 One year or less.................               $ 3,893             $2,059             $3,232              $9,184
 More than one year to five years.                17,276              1,223              1,111              19,610
 More than five years.............                73,712                 --                 --              73,712
                                                 -------             ------             ------            --------
     Total amount due..............              $94,881             $3,282             $4,343            $102,506
                                                 =======             ======             ======            ========

         Of the $93.3 million of loans due after December 31, 2004, $15.9 million have fixed-rates of interest and $77.4 million have floating or adjustable interest rates.

         The following table sets forth the dollar amount of all loans, before net items, as of December 31, 2003 which have fixed interest rates or which have floating or adjustable interest rates.

                                                    Fixed-Rates              Floating or Adjustable-Rates         Total
                                                -------------------          ----------------------------     ---------------
                                                                                   (In Thousands)
Real estate loans:
  One-to four-family.................                 $13,821                          $60,842                  $ 74,663
  Multi-family.......................                      --                            2,168                     2,168
  Construction.......................                     689                            3,219                     3,908
  Non-residential....................                   1,379                           12,763                    14,142
Commercial...........................                     644                            2,638                     3,282
Consumer and other loans.............                   1,621                            2,722                     4,343
                                                      -------                          -------                  --------
     Total loans.....................                 $18,154                          $84,352                  $102,506
                                                      =======                          =======                  ========

         Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted- average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Peoples Federal is the origination of loans secured by single-family residences. At December 31, 2003, $74.7 million or 72.9% of the total loan portfolio, before net items, consisted of single-family residential loans.

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

         Peoples Federal's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have a term of 10 years with a 30 year amortization schedule. Peoples Federal's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. At December 31, 2003, $13.8 million, or 18.5%, of Peoples Federal's single-family residential mortgage loans were fixed-rate loans.

         The adjustable-rate single-family residential mortgage loans currently offered by Peoples Federal have interest rates which adjust on an annual basis. Peoples Federal's adjustable-rate single-family residential real estate loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 6% above or below the initial rate. Such loans are underwritten based on the initial rate. Peoples Federal's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2003, $60.9 million, or 81.5%, of Peoples Federal's single-family residential mortgage loans were adjustable-rate loans.

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

         CONSTRUCTION LOANS. Peoples Federal also originates loans for the construction of one- to four-family and multi-family residences. At December 31, 2003, $3.9 million or 3.8% of the loan portfolio consisted of residential construction loans, $2.6 million of which was originated for the construction of single-family homes. Peoples Federal's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually up to nine months. Peoples Federal does not establish an interest reserve in connection with the origination of the loan. Loans can be made with a maximum loan to value ratio of 80%. On occasion, Peoples Federal will also originate residential construction loans to builders with which Peoples Federal has an established relationship.

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

         NON-RESIDENTIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Peoples Federal's non-residential loans primarily consist of loans secured by land, storefront retail and office buildings, churches and warehouses located in Peoples Federal's market area. At December 31, 2003, Peoples Federal's non-residential real estate loans amounted to $14.1 million or 13.8% of the total loan portfolio. In addition, at December 31, 2003, Peoples Federal had $2.2 million in loans secured by multi-family (five or more units) residential properties. Peoples Federal's multi-family residential loans are underwritten and subject to review and oversight procedures on a substantially similar basis as its commercial real estate loans.

         Peoples Federal's non-residential real estate loans typically have a maximum loan-to-value ratio of 75% or less and generally have interest rates which are higher than interest rates on its single-family residential mortgage loans. Peoples Federal's non-residential real estate loans generally have floating interest rates tied to the prime rate. The term of Peoples Federal's non-residential real estate loans is generally 10 to 15 years, with a maximum of 20 years, based on a 15 or 25 year amortization schedule. In reaching its decision on whether to make a non-residential or multi-family real estate loan, Peoples Federal considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to non-residential real estate rental properties, Peoples Federal will also consider the term of the lease and the quality of the tenants. Peoples Federal has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of between 1.2x and 1.5x. Peoples Federal requires written appraisals prepared by a certified independent appraiser of all properties securing non-residential or multi-family real estate loans greater than $250,000. At December 31, 2003, the average balance of the loans in Peoples Federal's non-residential real estate portfolio was $172,000 and its largest non-residential real estate loan at such date was $1.0 million secured by a modular home subdivision. This loan was current at December 31, 2003.

         Peoples Federal's non-residential real estate loan portfolio also includes land loans. These are loans secured primarily by single-family residential lots being held for development. Peoples Federal's land loans typically have floating rates of interest tied to the prime rate, have maximum loan-to-value ratios of 75%, and are interest only loans which are subject to renewal by Peoples Federal on an annual basis. At December 31, 2003, Peoples Federal had $3.4 million in land loans which loans had an average balance of $60,000. Peoples Federal's largest land loan at December 31, 2003 amounted to $267,000.

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

         CONSUMER AND OTHER LOANS. Peoples Federal is authorized to make loans for a wide variety of personal or consumer purposes. Peoples Federal originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by Peoples Federal consist of home equity loans, automobile loans, and loans secured by deposit accounts in Peoples Federal and other miscellaneous loans. At December 31, 2003, $4.3 million or 4.2% of Peoples Federal's total loan portfolio consisted of consumer and other loans.

     At December 31, 2003, Peoples Federal's home equity loans amounted to
$1.7 million or 1.6% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence. As a result, Peoples Federal generally requires loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan. Peoples Federal does not require that it hold the first mortgage on the property. These loans have a term of up to 12 years and the interest rate adjusts monthly based on the prime rate. Peoples Federal also offers loans for both new and used automobiles, mobile homes and recreational vehicles. Such loans have terms of up to five years. At December 31, 2003, Peoples Federal's automobile, mobile home and recreational vehicle loans amounted to $1.5 million or 1.4% of the total loan portfolio.

         Peoples Federal offers loans secured by deposit accounts in Peoples Federal, which loans amounted to $745,000 or .7% of Peoples Federal's total loan portfolio at December 31, 2003. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans mature on or before the maturity date of the underlying certificate of deposit.

         COMMERCIAL LOANS. Peoples Federal also originates commercial business loans and other unsecured consumer loans. At December 31, 2003, Peoples Federal's commercial business loans amounted to $3.3 million or 3.2% of Peoples Federal's total loan portfolio. Such loans generally are made to small businesses located in Peoples Federal's market area. Approximately 1.1% or $1.1 million of these loans are subject to Uniform Commercial Code filings but are not secured by real estate or other assets. The remaining commercial business loans are unsecured. The loans generally are structured as lines of credit with floating rates of interest tied to the prime rate and which are subject to review and renewal on an annual basis.

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

         Real estate and other assets acquired by Peoples Federal as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Peoples Federal had $169,000 and $228,000 in real estate owned at December 31, 2003 and 2002, respectively.

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2003, in dollar amounts and as a percentage of Peoples Federal's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                               At December 31, 2003
                               -------------------------------------------------------------------------------------
                                            30-59                                              90 or More Days
                                        Days Overdue               60-89 Days Overdue              Overdue
                               -------------------------------------------------------------------------------------
                                                    Percent                    Percent                     Percent
                                                   of Total                   of Total                    of Total
                                    Amount           Loans        Amount        Loans         Amount        Loans
                                ----------------- -------------- ----------- -------------- ---------- --------------
                                                              (Dollars In Thousands)
Real estate loans:
 One-to four-family......               $1,718         1.67%      $  986            .96%       $923           .90%
 Non-residential.........                  102          .10           16            .02          --            --
Commercial................                   8          .01          122            .12          --            --
Consumer and other loans..                  48          .05           66            .06          47           .05
                                        ------         ----       ------           ----        ----           ---
  Total loans.............              $1,876         1.83%      $1,190           1.16%       $970           .95%
                                        ======         ====       ======           ====        ====           ===

       NON-PERFORMING ASSETS. The following table presents information with respect to Peoples Federal's nonperforming assets at the dates indicated. Peoples Federal did not have any troubled debt restructurings or accruing loans 90 or more days past due at any of the dates shown.


                                                                           At December 31,
                                                     ---------------------------------------------------------
                                                             2003                  2002                2001
                                                     --------------------- --------------------- -------------
                                                                        (Dollars In Thousands)

Nonaccruing loans:
  Real estate loans:
    One-to four-family..........................             $  923                $  816             $  320
    Non-residential.............................                 --                    --                607
    Construction................................                 --                    --                765
  Commercial....................................                 --                    --                  8
  Consumer and other loans......................                 47                    85                134
                                                             ------                ------             ------
      Total nonaccruing loans...................                970                   901              1,834
Real estate owned(1)............................                169                   228                101
                                                             ------                ------             ------
Total nonperforming assets......................             $1,139                $1,129             $1,935
                                                             ======                ======             ======
Total nonperforming assets as a percentage
  of total assets...............................                .96%                  .95%              1.62%

-----------------------
(1) Real estate owned includes other repossessed assets and the balances are shown net of related loss allowances.

       If the $970,000 of nonaccruing loans of Peoples Federal at December 31, 2003 had been current in accordance with their terms during 2003, the gross income on such loans would have been approximately

$30,000 for the year ended December 31, 2003. No interest income was actually recorded by Peoples Federal on such loans for the year ended December 31, 2003.

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

         Peoples Federal's total classified assets at December 31, 2003 amounted to $1.9 million, all of which was classified as substandard. The largest classified asset at December 31, 2003 consisted of a non-residential loan, with an outstanding balance of $514,000 as of such date. This loan represents a 50% participation interest acquired by Peoples Federal in May 2000. This loan was advanced for the acquisition of land and the construction of a RV park. The loan was restructured in October 2002 with similar terms extended for another year in November 2003. This loan was classified as substandard as of August 31, 2002. Additionally, the classified assets are comprised of a $405,000 non-residential real estate loan, $923,000 are one-to four-family real estate loans and $60,000 consists of consumer loans. The $405,000 represents a 50% participation interest acquired by Peoples Federal in October 1997. The $923,000 represents fourteen one-to-four family real estate loans. Peoples Federal does not presently anticipate incurring any material loss on these loans.

       ALLOWANCE FOR LOAN LOSSES. At December 31, 2003, Peoples Federal's allowance for loan losses amounted to $771,000, or .75%, of the total loan portfolio. The loan loss allowance is based on prior loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and known, probable and reasonably estimable losses inherent in the loan portfolio. In determining the amount of the allowance for loan losses, management considers its lower risk exposure as a result of its predominant single-family lending and the correspondingly low historical charge-off experience. Specifically, our methodology for assessing the appropriateness of the allowance consists of a formula allowance, a specific allowance and an unallocated allowance. The formula allowance is based on loss factors applied to the categories of Peoples Federal's loan portfolio based on historical experience. The specific allowance relates to specific categories of loans based on recent loss experience, charge-offs and current economic conditions related to specific borrowers. The unallocated allowance is based upon management's evaluation of various conditions, including general economic and business conditions and credit quality trends, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits.

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

                                                                 At December 31,
                             ---------------------------------------------------------------------------------------
                                        2003                         2002                         2001
                              ---------------------------- ---------------------------- -----------------------------
                                              Percent of                   Percent of                   Percent of
                                               Loans in                     Loans in                     Loans in
                                                 Each                         Each                         Each
                                             Category to                  Category to                   Category to
                                 Amount      Total Loans      Amount      Total Loans     Amount        Total Loans
                              -------------- ------------- -------------- ------------- -------------- --------------
                                                             (Dollars In Thousands)

 Allocated:
Real estate loans:
 One-to four-family.......       $320         72.9%           $300         72.0%          $315           73.5%
  Multi-family............         --          2.1              --          2.6             --            1.5
  Construction............         --          3.8              --          4.5             --            2.6
  Non-residential.........        130         13.8             123         13.0             85           14.0
Commercial................        100          3.2              90          2.9             80            2.8
Consumer and other loans..        170          4.2             202          5.0            189            5.6
Unallocated...............         51           --              49           --             50             --
                                 ----        -----            ----        -----           ----          -----
    Total.................       $771        100.0%           $764        100.0%          $719          100.0%
                                 ====        =====            ====        =====           ====          =====

         The following table sets forth an analysis of Peoples Federal's allowance for loan losses during the periods indicated.

                                                               Year Ended
                                                              December 31,
                                                  ------------------------------------------
                                                     2003             2002           2001
                                                  ----------       ----------     ----------

                                                      (Dollars In Thousands)

    Total loans outstanding, net.........          $100,293          $95,702        $96,772
                                                   ========          =======        =======
    Average loans outstanding, net.......          $ 97,021          $95,104        $98,674
                                                   ========          =======        =======
    Balance at beginning of period.......          $    764          $   719        $   691
  CHARGE-OFFS:
  Real estate loans:
     One-to four-family..................                (5)              --             --
     Multi-family........................                --               --             --
     Non-residential.....................                --               --             --
    Consumer and other loans.............               (42)             (59)           (20)
                                                   --------          -------       --------
          Total charge-offs..............               (47)             (59)           (20)
                                                   --------          -------       --------
   RECOVERIES:
   Real estate loans:
     One-to four-family..................                --               --             --
     Multi-family........................                --               --             --
     Non-residential.....................                --               --             --
    Consumer and other loans.............                 2               12             --
                                                   --------          -------       --------
          Total recoveries...............                 2               12             --
                                                   --------          -------       --------
    Net charge-offs......................               (45)             (47)           (20)
    Provision for losses on loans........                52               92             48
                                                   --------          -------       --------
    Balance at end of period.............          $    771          $   764       $    719
                                                   ========          =======       ========
    Allowance for loan losses as a percent
     of total loans outstanding..........               .75%             .78%           .73%
                                                   ========          =======       ========
    Allowance for loan losses as a percent
     of total non-performing loans.......             79.48%           84.79%         39.20%
                                                   ========          =======       ========
    Ratio of net charge-offs to
      average loans outstanding..........               .05%             .05%           .02%
                                                   ========          =======       ========


INVESTMENT SECURITIES

         Peoples Federal has authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds. Peoples Federal's investment strategy is established by the board of directors. In recent periods, Peoples Federal has maintained a limited portfolio of investment securities. During 2003, 2002, and 2001 investment securities have become a larger component of Peoples Federal's assets.

         The following table sets forth information relating to the amortized cost and fair value of Peoples Federal's securities.


                                                                 December 31,
                           ------------------------------------------------------------------------------------------
                                       2003                          2002                          2001
                           ----------------------------- ----------------------------- ------------------------------
                             Amortized                     Amortized                     Amortized
                               Cost        Fair Value        Cost        Fair Value        Cost         Fair Value
                           -------------- -------------- -------------- -------------- -------------- ---------------
                                                                (In Thousands)

Held to maturity:
  State and municipal
    obligations.......       $   152       $    152       $    161       $    161        $   169         $   169
  Available for sale:
    FHLMC stock.......            20          1,208             20          1,226             20           1,366
  U.S. government agency
    securities........           500            483          1,341          1,346             --              --
  Corporate debt
     securities.......         8,194          8,325         12,446         12,570          4,597           4,587
                           ---------      ---------      ---------       --------       --------        --------
    Total.............       $ 8,866       $ 10,168       $ 13,968       $ 15,303        $ 4,786         $ 6,122
                           =========      =========      =========       ========       ========        ========

        The following table sets forth the amount of Peoples Federal's securities which mature during each of the periods indicated and the weighted-average yields for each range of maturities at December 31, 2003. The amounts reflect the fair value of Peoples Federal's securities at December 31, 2003.

                                                                   Contractually Maturing
                            ------------------------------------------------------------------------------------------------
                                        Weighted             Weighted              Weighted              Weighted
                             Under 1    Average      1-5      Average     6-10      Average   Over 10     Average
                              Year       Yield      Years      Yield     Years       Yield     Years       Yield     Total
                            --------  ----------- --------- ---------- ---------  ---------- --------- ------------ --------
                                                            (Dollars In Thousands)

 State and municipal
    obligations...........   $    9      4.40%    $   43      4.40%      $ 67        4.40%      $ 33      4.40%      $   152
 Corporate debt securities    5,219      2.65      3,106      4.16         --          --         --        --         8,325
 U.S. government agency
    securities............       --        --         --        --        240        3.10        243      4.00           483
 FHLMC Stock..............    1,208      1.77         --        --         --          --         --        --         1,208
                            -------            ---------            ---------               --------                 -------
    Total ................   $6,436               $3,149                 $307                   $276                 $10,168
                            =======            =========            =========               ========                 =======

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

         At December 31, 2003, $15.0 million or 17.0% of total deposits consisted of public deposits from local municipalities or local government agencies. At December 31, 2002, such public deposits amounted to $13.4 million.

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

         The following table shows the distribution of and certain other information relating to Peoples Federal's deposits by type as of the dates indicated.

                                                                       At December 31,
                                -----------------------------------------------------------------------------------------------
                                             2003                            2002                            2001
                                ------------------------------- ------------------------------- -------------------------------
                                           Percent    Average              Percent      Average            Percent    Average
                                             of        Rate                   of         Rate                of        Rate
                                 Amount    Deposits    Paid     Amount     Deposits      Paid    Amount   Deposits     Paid
                                ----------- --------- --------- ---------- --------- ---------- --------- ---------- ----------
                                                                   (Dollars In Thousands)
Transaction accounts:
 Demand deposits..........      $12,703      14.4%      .46%     $17,505      19.6%      1.10%  $16,810      18.6%      1.29%
 Savings and money market
   deposits..............        23,492      26.6       .65       16,682      18.6       1.70    16,411      18.1       1.59
                                -------     -----               -------     -----              -------     -----
 Total transaction accounts      36,195      41.0       .58       34,187      38.2       1.40    33,221      36.7       1.44
                                -------     -----               -------     -----              -------     -----
Certificate accounts:

 up to 3.99%..............       45,462      51.5      2.25       40,402      45.2       2.82     7,016       7.8       2.90
 4.00% - 5.99%............        5,694       6.4      4.77       11,121      12.4       4.92    34,135      37.7       4.83
 6.00% - 7.99%............          977       1.1      6.32        3,710       4.2       6.44    16,057      17.8       6.42
                                -------    ------                -------     -----              -------     -----
  Total certificate accounts     52,133      59.0      2.60       55,233      61.8       4.35    57,208      63.3       5.04
                                -------     -----                -------     -----              -------     -----
     Total deposits.......      $88,328     100.0%               $89,420     100.0%             $90,429     100.0%
                                =======     =====                =======    ======              =======     =====

         The following table sets forth the savings activities of Peoples Federal during the periods indicated.


                                                                    Year Ended December 31,
                                                        -----------------------------------------------
                                                          2003               2002                2001
                                                        --------           --------            --------
                                                                       (In Thousands)

Total deposits at beginning of period.........          $ 89,420           $ 90,429            $ 98,649
Net withdrawals...............................            (3,013)            (3,916)            (10,245)
Interest credited.............................             1,921              2,907               2,025
                                                        --------           --------            --------
  Total deposits at end of period.............          $ 88,328           $ 89,420            $ 90,429
                                                        ========           ========            ========

         The following table shows the interest rate and maturity information for Peoples Federal's certificates of deposit at December 31, 2003.

                                                              Maturity Date
                      ----------------------------------------------------------------------------------------------
   Interest Rate        One Year or Less     Over 1-2 Years     Over 2-3 Years      Over 3 Years         Total
--------------------- --------------------- ------------------ ------------------ ------------------ ---------------
                                                           (In Thousands)

up to 3.99%                 $34,656              $ 7,484             $2,411           $  911            $45,462
4.00% - 5.99%                 2,551                2,846                195              102              5,694
6.00% - 7.99%                   499                  478                 --               --                977
                      --------------------- ------------------ ------------------ ------------------ ---------------
  Total                     $37,706              $10,808             $2,606           $1,013            $52,133
                      ===================== ================== ================== ================== ===============

         As of December 31, 2003, the aggregate amount of outstanding time certificates of deposit at Peoples Federal in amounts greater than or equal to $100,000, was approximately $15.7 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                  December 31, 2003
                                              ---------------------------------
                                                    (In Thousands)

3 months or less..........................            $ 5,255
Over 3 months through 6 months............              2,587
Over 6 months through 12 months...........              5,602
Over 12 months............................              2,288
                                                      -------
 Total                                                $15,732
                                                      =======

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

         As of December 31, 2003, Peoples Federal was permitted to borrow up to $50.2 million from the Federal Home Loan Bank of Indianapolis. Peoples Federal had $2.0 million in Federal Home Loan Bank advances outstanding at December 31, 2003.

         The following table shows certain information regarding the short-term borrowings of Peoples Federal at or for the dates indicated:

                                                      At or for the Year Ended December 31,
                                                 --------------------------------------------------
                                                      2003             2002             2001
                                                 --------------- ----------------- ----------------
                                                               (Dollars In Thousands)
Federal Home Loan Bank open line of credit:
  Average balance outstanding...............        $  175            $  154           $  571
  Maximum amount outstanding at any
    month-end during the period.............         2,500             1,000            1,000
  Balance outstanding at end of period......        $2,000            $1,000           $   --
  Average interest rate during the period...          1.71%             1.30%            6.65%
  Weighted average interest rate at end of
    period..................................          1.75%             1.62%             N/A

SUBSIDIARIES

         At December 31, 2003, Peoples Federal had no subsidiaries.

TOTAL EMPLOYEES

         Peoples Federal had 29 full-time employees and six part-time employees at December 31, 2003. None of these employees are represented by a collective bargaining agent, and Peoples Federal believes that it enjoys good relations with its personnel.

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

         HOLDING COMPANY ACTIVITIES. PFS Bancorp operates as a unitary savings and loan holding company. The activities of PFS Bancorp are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under newly added provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

          o furnish or perform management services for a savings association subsidiary of a savings and loan holding company;

          o hold, manage or liquidate assets owned or acquired from a savings association subsidiary of a savings and loan holding company;

          o hold or manage properties used or occupied by a savings association subsidiary of a savings and loan holding company;

          o engage in activities determined by the Federal Reserve to be closely related to banking and a proper incident thereto; and

          o engage in services and activities previously determined by the Federal Home Loan Bank Board by regulation to be permissible for a multiple savings and loan holding company as of March 5, 1987.

         The activities financial holding companies may engage in include:

          o lending, exchanging, transferring or investing for others, or safeguarding money or securities;

          o insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;

          o providing financial, investment or economic advisory services, including advising an investment company;

          o issuing or selling interests in pooled assets that a bank could hold directly;

          o    underwriting, dealing in or making a market in securities; and

          o    merchant banking activities.

         If the Office of Thrift Supervision determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Office of Thrift Supervision may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

          o    the payment of dividends by the savings institution;

          o    transactions between the savings institution and its affiliates;
               and

          o any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

         Every savings institution subsidiary of a savings and loan holding company is required to give the Office of Thrift Supervision at least 30 days' advance notice of any proposed dividends to be made on its guaranty, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "- Peoples Federal - Capital Distributions."

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

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

         Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Peoples Federal had $73,000 of intangible assets, comprised of pre-paid software, at December 31, 2003 (reflecting the re-categorization by the OTS during fiscal 2003 of pre-paid software as an intangible asset). Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Peoples Federal's regulatory capital.

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

Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 50%) and repossessed assets.

         Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

         At December 31, 2003, Peoples Federal exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 18.2%, 18.2% and 31.2%, respectively.

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


                                     Total                 Tier 1               Tier 1
         Capital Category      Risk-Based Capital    Risk-Based Capital    Leverage Capital
         ----------------      -----------------    ------------------    ----------------

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

         At December 31, 2003, Peoples Federal was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2003, the qualified thrift investments of Peoples Federal were approximately 80.0% of its portfolio assets.

         FEDERAL HOME LOAN BANK SYSTEM. Peoples Federal is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2003, Peoples Federal had $2.0 million in FHLB advances.

         As a member, Peoples Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2003, Peoples Federal had $758,000 in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2003, dividends to Peoples Federal amounted to $28,000. The dividends from FHLB in 2003 were stock dividends.

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

         BAD DEBT RESERVES. In 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. Peoples Federal must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in Peoples Federal's deferred tax liability.

         At December 31, 2003, the federal income tax reserves of Peoples Federal included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of Peoples Federal in connection with the conversion, the retained earnings of Peoples Federal are substantially restricted.

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

         Peoples Federal's federal income tax returns for the tax year ended December 31, 2002, 2001 and 2000 are open under the statute of limitations and are subject to review by the Internal Revenue Service. Peoples Federal has not been audited by the Internal Revenue Service since 1998.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

PROPERTIES

         At December 31, 2003, Peoples Federal conducted its business from its headquarters office located in Aurora, Indiana and two branch offices.

         The following table sets forth certain information relating to Peoples Federal's offices at December 31, 2003.


                                                                  Net Book Value of
                                                                    Property and
                                                    Lease             Leasehold
                                    Owned or     Expiration        Improvements at           Deposits at
Location                             Leased         Date          December 31, 2003       December 31, 2003
------------------------------    ------------  --------------   -------------------    ---------------------
                                                                                (In Thousands)
Second and Bridgeway Streets         Owned           N/A                $407                    $70,143
Aurora, Indiana

330 Industrial Access Road           Owned           N/A                 344                      8,403
Rising Sun, Indiana

705 E. Main Street                   Leased       August 2004             30                      9,782
Vevay, Indiana

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         PFS Bancorp and Peoples Federal are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         Not applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

         The information required herein, to the extent applicable, is incorporated by reference from page 3 of Peoples Federal's 2003 Annual Report to Stockholders filed as Exhibit 13 hereto ("2003 Annual Report").

         The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2003.

                                       EQUITY COMPENSATION PLAN INFORMATION

                                 Number of Shares to be Issued    Weighted-Average      Number of Shares Remaining
                                     Upon the Exercise of        Exercise Price of               Available
                                     Outstanding Options,           Outstanding       for Future Issuance (Excluding Shares
       Plan Category                Warrants and Rights(1)            Options           Reflected in the First Column)
------------------------------ -------------------------------- ------------------- ----------------------------------------

Equity Compensation Plans
   Approved by Security Holders             79,266                    $16.85                     129,401
Equity Compensation Plans Not
   Approved by Security Holders                 --                        --                          --
                                            ------                    ------                     -------
Total                                       79,266                    $16.85                     129,401
                                            ======                    ======                     =======

-------------------
(1) Includes 17,038 shares that have been granted to directors and employees and held in the 2002 Recognition and Retention Plan Trust as of December 31, 2003 and 62,228 in stock options that have been granted from the 2002 Stock Option Plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 6 to 13 of the 2003 Annual Report.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The information required herein is incorporated by reference from pages 14 to 43 of the 2003 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not applicable

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

         As of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers," "-Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics for Directors, Executive Officers and Financial Professionals" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 ("Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The information required herein is incorporated by reference from the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
----------------------------

         The information required herein is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement and Item 5 of this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required herein is incorporated by reference from the section captioned "Indebtedness of Management and Related Party Transactions" in the Proxy Statement.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

         (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2003 Annual Report:

               Report of Independent Certified Public Accountants.

               Consolidated Statements of Financial Condition as of December 31, 2003 and December 31, 2002.

               Consolidated Statements of Earnings for the Years Ended December 31, 2003 and 2002.

               Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003 and 2002.

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002.

               Notes to Consolidated Financial Statements.

         The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

           No.    Exhibits
          ----    ---------
           3.1    Articles of Incorporation of PFS Bancorp, Inc.*
           3.2    Bylaws of PFS Bancorp, Inc.*
           4.0    Stock Certificate of PFS Bancorp, Inc.*
          13.0    Annual Report to Stockholders
          21.0    List of Subsidiaries
                  (See "Item I. Business - Subsidiaries" in this Form 10-KSB)
          31.1    Certification of Chief Executive Officer Pursuant to Rules
                  13a-14 and 15d-14 of the Securities and Exchange Act of 1934
                  and Section 302 of the Sarbanes-Oxley Act of 2002
          31.2    Certification of Chief Financial Officer Pursuant to Rules
                  13a-14 and 15d-14 of the Securities Exchange Act of 1934 and
                  Section 302 of the Sarbanes-Oxley Act of 2002
          32.1    Certification of Chief Executive Officer Pursuant Section 906
                  of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
          32.2    Certification of Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

--------------------------------
         * Incorporated herein by reference from PFS Bancorp's Registration Statement on Form SB-2 filed with the SEC on June 22, 2001.

         (b) Reports filed on Form 8-K.

         PFS Bancorp filed an 8-K dated January 29, 2004 and October 31, 2003 under Item 12 in order to file its press release reporting earnings for the period ended September 30, 2003 and the year ended December 31, 2003. Unaudited condensed consolidated statements of financial condition were filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Auditors - Audit Fees" in the proxy statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PFS BANCORP, INC.

                                      By   /s/ Mel E. Green
                                          --------------------------------
                                          Mel E. Green
                                          President, Chief Executive Officer
                                            and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                                       Title                              Date
------------------------------------------ ----------------------------------------   ------------------
/s/ Mel E. Green
--------------------------------------     President, Chief Executive Officer and       March 29, 2004
Mel E. Green                               Director (principal executive officer)


/s/ Stuart M. Suggs
--------------------------------------     Corporate Treasurer, Vice President and      March 29, 2004
Stuart M. Suggs                            Chief Financial Officer (principal
                                           financial and accounting officer)


--------------------------------------     Chairman of the Board                        March --, 2004
Robert L. Laker

/s/ Jack D. Tandy
--------------------------------------     Secretary and Director                       March 29, 2004
Jack D. Tandy


---------------------------------------    Director                                     March --, 2004
Gilbert L. Houze

/s/ Dale R. Moeller
---------------------------------------    Director                                     March 29, 2004
Dale R. Moeller

/s/ Carl E. Petty
---------------------------------------    Director                                     March 29, 2004
Carl E. Petty
