Form 10QSB
period 2004-03-31
PFS BANCORP INC
filed 2004-05-17
CIK 1143330

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2004

                                  OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    0-33233


                         PFS BANCORP, INC.
______________________________________________________________________________
 (Exact name of small business issuer as specified in its charter)


         Indiana                                       35-2142534
_______________________________             __________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


         Second & Bridgeway Streets, Aurora, Indiana  47001
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes[X]         No[ ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
May 14 , 2004 - 1,473,728 shares of common stock
------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]



                             Page 1 of 16

                              INDEX

                                                                 Page
                                                                 ----
PART I    -    FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition       3

               Consolidated Statements of Earnings                  4

               Consolidated Statements of Comprehensive Income      5

               Consolidated Statements of Cash Flows                6

               Notes to Consolidated Financial Statements           8


               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                          12

               Controls and Procedures                             14

PART II   -    OTHER INFORMATION                                   15

SIGNATURES                                                         16









                           PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (In thousands, except share data)

                                                                              March 31,  December 31,
                                                                                  2004           2003
     ASSETS
Cash and due from banks                                                       $  1,114       $    855
Interest-bearing deposits in other financial institutions                        4,204          4,332
                                                                               -------        -------
     Cash and cash equivalents                                                   5,318          5,187

Investment securities designated as available for sale -
  at market                                                                      9,857         10,016
Investment securities held to maturity - at amortized cost, which
  approximates market                                                              143            152
Loans receivable - net                                                         103,329        100,293
Office premises and equipment - at depreciated cost                              1,030          1,065
Real estate acquired through foreclosure                                           219            169
Federal Home Loan Bank stock - at cost                                             767            758
Accrued interest receivable                                                        401            395
Prepaid expenses and other assets                                                  141            126
Prepaid income taxes                                                               -               20
Deferred income taxes                                                               84             92
                                                                               -------        -------
     Total assets                                                             $121,289       $118,273
                                                                               =======        =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $ 86,968       $ 88,328
Advances from the Federal Home Loan Bank                                         6,000          2,000
Advances by borrowers for taxes and insurance                                      100             63
Accrued interest payable                                                            14             12
Other liabilities                                                                1,105            948
Accrued income taxes                                                                58            -
                                                                               -------        -------
     Total liabilities                                                          94,245         91,351

Commitments                                                                        -              -

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                               -              -
  Common stock - 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued                                                         16             16
  Additional paid-in capital                                                    15,029         15,029
  Retained earnings - restricted                                                14,207         14,101
  Less:  77,565 shares of treasury stock - at cost                              (1,282)        (1,282)
  Shares acquired by stock benefit plans                                        (1,801)        (1,801)
  Accumulated other comprehensive income - unrealized gains on
    securities designated as available for sale, net of related tax effects        875            859
                                                                               -------        -------
     Total shareholders' equity                                                 27,044         26,922
                                                                               -------        -------
     Total liabilities and shareholders' equity                               $121,289       $118,273
                                                                               =======        =======

                           PFS Bancorp, Inc.

                  CONSOLIDATED STATEMENTS OF EARNINGS

                 For the three months ended March 31,
                 (In thousands, except per share data)


                                                               2004    2003
Interest income
  Loans                                                      $1,277  $1,412
  Investment securities                                          85     116
  Interest-bearing deposits and other                            10      21
                                                              -----   -----
     Total interest income                                    1,372   1,549

Interest expense
  Deposits                                                      369     562
  Borrowings                                                     23       2
                                                              -----   -----
     Total interest expense                                     392     564
                                                              -----   -----

     Net interest income                                        980     985

Provision for losses on loans                                    24      24
                                                              -----   -----
     Net interest income after provision for
       losses on loans                                          956     961

Other income
   Loss on sale of investment securities                        -       (28)
   Gain on sale of real estate acquired through foreclosure     -         4
   Other operating                                              118      87
                                                              -----   -----
     Total other income                                         118      63

General, administrative and other expense
  Employee compensation and benefits                            427     387
  Occupancy and equipment                                        84      83
  Data processing                                                62      50
  Other operating                                               134     137
                                                              -----   -----
     Total general, administrative and other expense            707     657
                                                              -----   -----

     Earnings before income taxes                               367     367

Income taxes
  Current                                                       158     166
  Deferred                                                      -       (20)
                                                              -----   -----
     Total income taxes                                         158     146
                                                              -----   -----

     NET EARNINGS                                            $  217  $  221
                                                              =====   =====
     EARNINGS PER SHARE
       Basic                                                   $.16    $.15
                                                                ===     ===
       Diluted                                                 $.16    $.15
                                                                ===     ===

                           PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 For the three months ended March 31,
                             (In thousands)


                                                                            2004     2003
Net earnings                                                                $217     $221

Other comprehensive income (loss), net of tax effects:

 Unrealized holding gains (losses) on securities during the period,
    net of taxes (benefits) of $8 and $(41) in 2004 and 2003, respectively    16      (80)

 Reclassification adjustment for realized losses included in earnings,
    net of tax benefits of $10 in 2003                                       -         18
                                                                             ---      ---
Comprehensive income                                                        $233     $159
                                                                             ===      ===
Accumulated comprehensive income                                            $875     $819
                                                                             ===      ===

















                           PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the three months ended March 31,
                             (In thousands)


                                                                               2004         2003
Cash flows from operating activities:
  Net earnings for the period                                               $   217    $     221
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                              (10)         (18)
    Amortization of premiums and discounts on investment securities - net        17           23
    Dividends on Federal Home Loan Bank stock                                    (9)         -
    Depreciation                                                                 40           44
    Provision for losses on loans                                                24           24
    Loss on sale of investment securities                                       -             28
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                (6)          11
      Prepaid expenses and other assets                                         (15)         (23)
      Other liabilities                                                         157           84
      Accrued interest payable                                                    2           (2)
      Income taxes
        Current                                                                  78          104
        Deferred                                                                -            (20)
                                                                             ------       ------
     Net cash provided by operating activities                                  495          476

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale         (5,984)      (6,999)
  Proceeds from maturities and repayment of investment securities               209          896
  Proceeds from sale of investment securities                                 5,950       10,002
  Loan principal repayments                                                   5,539        9,008
  Loan disbursements                                                         (8,639)      (8,002)
  Purchase of office premises and equipment                                      (5)         -
                                                                             ------       ------
     Net cash provided by (used in) investing activities                     (2,930)       4,905

Cash flows provided by (used in) financing activities:
  Net (decrease) increase in deposits                                        (1,360)       3,689
  Proceeds from Federal Home Loan Bank advances                               4,000        2,500
  Repayment of Federal Home Loan Bank advances                                  -         (3,500)
  Purchase of treasury shares                                                   -         (1,282)
  Advances by borrowers for taxes and insurance                                  37           29
  Dividends paid on common stock                                               (111)        (117)
                                                                             ------       ------
     Net cash provided by financing activities                                2,566        1,319
                                                                             ------       ------
Net increase in cash and cash equivalents                                       131        6,700

Cash and cash equivalents at beginning of period                              5,187        5,225
                                                                             ------       ------
Cash and cash equivalents at end of period                                  $ 5,318      $11,925
                                                                             ======       ======

                           PFS Bancorp, Inc.

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                 For the three months ended March 31,
                             (In thousands)


                                                                    2004   2003

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                   $  35  $  30
                                                                     ===    ===
    Interest on deposits and borrowings                            $ 390  $ 566
                                                                     ===    ===
Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                           $  16  $ (62)
                                                                     ===    ===
  Transfers from loans to real estate acquired through
    foreclosure                                                    $  50  $ -
                                                                     ===    ===
























                           PFS Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three months ended March 31, 2004 and 2003


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

1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company for the period ended December 31, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of PFS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Peoples Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share
    ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 86,632 and 97,336 unallocated ESOP shares, totaled 1,387,096 and 1,432,411 for the three month periods ended March 31, 2004 and 2003, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                                     March 31,
                                                          2004
     Weighted-average common shares
       outstanding (basic)                           1,387,096
     Dilutive effect of assumed exercise
       of stock options                                  9,405
                                                     ---------
     Weighted-average common shares
       outstanding (diluted)                         1,396,501
                                                     =========

The Company had no dilutive or potentially dilutive securities during the three month period ended March 31, 2003.

                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          For the three months ended March 31, 2004 and 2003


4.  Critical Accounting Policies
    ----------------------------

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the carrying value of mortgage servicing rights. The Company's critical accounting policies are discussed in detail in its Annual Report for the year ended December 31, 2003 (incorporated by reference into the Company's 10K filing) in Note A of the Notes to the Consolidated Financial Statements under "Allowance for Loan Losses." If management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for losses on loans decrease. Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Company, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value of the pool, i.e., the net realizable present value to an acquiror of the acquired servicing. Fluctuations in the fair value of mortgage servicing rights may affect net earnings, as this asset is carried at the lower of amortized cost or fair value.


5.  Stock Option Plan
    -----------------

The Board of Directors has previously adopted the PFS Bancorp, Inc. Stock Option Plan (the "Plan") which provides for the issuance of 152,088 shares of authorized but unissued shares of common stock at fair value at the date of grant. The initial options granted in June 2003 totaled 62,228 at an exercise price equal to fair value of $16.85. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant.

                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          For the three months ended March 31, 2004 and 2003


5.  Stock Option Plan (continued)
    -----------------

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

                                                   For the three months ending
                                                           March 31, 2004

 Net earnings (In thousands)          As reported               $217
             Stock-based compensation, net of tax                 (7)
                                                                 ---
                                        Pro-forma               $210
                                                                 ===
 Earnings per share
  Basic                               As reported               $.16
             Stock-based compensation, net of tax               (.01)
                                                                 ---
                                        Pro-forma               $.15
                                                                 ===

  Diluted                             As reported               $.16
             Stock-based compensation, net of tax               (.01)
                                                                 ---
                                        Pro-forma               $.15
                                                                 ===







                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          For the three months ended March 31, 2004 and 2003


5.  Stock Option Plan (continued)
    -----------------

A summary of the status of the Plan as of March 31, 2004 and December 31, 2003 is presented below:


                                                 Three months ended       Year ended
                                                   March 31, 2004      December 31, 2003
                                                            Weighted-           Weighted-
                                                             average             average
                                                            exercise            exercise
                                                  Shares      price   Shares      price
Outstanding at beginning of period                62,228     $16.85      -       $  -
Granted                                              -          -     62,228      16.85
Exercised                                            -          -        -          -
Forfeited                                            -          -        -          -
                                                  ------     ------   ------      -----
Outstanding at end of period                      62,228     $16.85   62,228     $16.85
                                                  ======      =====   ======      =====
Options exercisable at period-end                    -       $  -        -       $  -
                                                  ======      =====   ======      =====
Weighted-average fair value of options granted
  during the period                                          $  -                $ 3.82
                                                              =====               =====



The following information applies to options outstanding at March 31, 2004:

Number outstanding                                     62,228
Range of exercise prices                               $16.85
Weighted-average exercise price                        $16.85
Weighted-average remaining contractual life        9.25 years












                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 2003 to
March 31, 2004
-------------------------------------------------------------------

At March 31, 2004, the Company's assets totaled $121.3 million, an increase of $3.0 million, or 2.6%, compared to total assets at December 31, 2003. The increase in assets was comprised primarily of a $3.0 million, or 3.0%, increase in loans receivable which was funded by additional advances from the Federal Home Loan Bank, which increased by $4.0 million.

Liquid assets (i.e. cash and interest-bearing deposits) increased by $131,000, or 2.5%, over December 31, 2003 levels, to a total of $5.3 million at March 31, 2004. Investment securities totaled $9.9 million at March 31, 2004, a decrease of $159,000, or 1.6%, from December 31, 2003 levels. The decrease resulted primarily from investment maturities and sales of $6.2 million, which were partially offset by security purchases totaling $6.0 million during the quarter.

As previously stated, loans receivable increased by $3.0 million, or 3.0%, during the three month period ended March 31, 2004, to a total of $103.3 million. Loan disbursements amounted to $8.6 million and were partially offset by principal repayments of $5.5 million. During the three months ended March 31, 2004, loan originations were comprised of $4.6 million in loans secured by one- to four-family residential real estate, $2.9 million in loans secured by commercial and nonresidential real estate and $1.1 million in consumer and other loans.

The allowance for loan losses totaled $777,000 and $771,000 at March 31, 2004 and December 31, 2003, respectively. Nonperforming and impaired loans totaled $1.0 million and $1.1 million at March 31, 2004 and December 31, 2003, respectively. The allowance for loan losses represented .77% and .68% of nonperforming and impaired loans as of March 31, 2004 and December 31, 2003, respectively. The allowance represented approximately .75% and .76% of the total loan portfolio at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, nonperforming and impaired loans were comprised of $693,000 in loans secured by one- to four-family residential real estate and $311,000 in commercial, consumer and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any material losses on such loans. Although management believes that its allowance for loan losses at March 31, 2004, was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Deposits totaled $87.0 million at March 31, 2004, a decrease of $1.4 million, or 1.5%, compared to December 31, 2003 levels. While management generally strives to maintain a moderate level of growth in deposits through marketing and pricing strategies, the current low interest rate environment contributed to the reduction in deposits as depositors sought alternative investments. The decline in deposits was offset by a $4.0 million increase in advances from the Federal Home Loan Bank.

Shareholders' equity amounted to $27.0 million at March 31, 2004, an increase of $122,000, or .5%, from December 31, 2003 levels. The increase resulted primarily from the net earnings of $217,000 and a $16,000 increase in unrealized gains on securities designated as available for sale, which were partially offset by the payment of dividends of $111,000.

Peoples is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2004, Peoples' regulatory capital was well in excess of the minimum capital requirements.
                                    12

                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2004 and 2003
------------------------------------------------------------------

General
-------

Net earnings for the three months ended March 31, 2004 amounted to $217,000, a decrease of $4,000, or 1.8%, compared to the $221,000 in net earnings reported for the three month period ended March 31, 2003. The decrease in earnings was due primarily to a $5,000, or .5%, decrease in net interest income, a $50,000, or 7.6%, increase in general, administrative and other expense, and a $4,000, or 2.7% increase in income taxes, which were partially offset by a $55,000, or 87.3% increase in other income.

Net Interest Income
-------------------

Total interest income amounted to $1.4 million for the three-month period ended March 31, 2004, a decrease of $177,000, or 11.4%, from the same period in 2003. Interest income on loans totaled $1.3 million during the 2004 period, a decrease of $135,000, or 9.6%, from the 2003 period. This decline was due primarily to a 91 basis point decrease in the weighted-average yield quarter to quarter, to 4.98% for the quarter ended March 31, 2004, which was partially offset by a $6.6 million, or 6.9%, increase in the average balance of loans outstanding quarter to quarter.

Interest income on investment securities decreased by $31,000, or 26.7%, for the three months ended March 31, 2004, compared to the same quarter in 2003. This decline was due primarily to an 18 basis point decrease in the weighted-average yield to 3.13% for the quarter ended March 31, 2004, coupled with a $3.2 million, or 22.6%, decrease in the average balance outstanding. Interest income on other interest-bearing deposits decreased by $11,000, or 52.4%, during the three months ended March 31, 2004, compared to the same period in 2003, due primarily to a 13 basis point decrease in the weighted-average yield, to .94% for the 2004 quarter and a $3.6 million, or 45.8%, decrease in the average balance outstanding for the 2004 quarter. The decline in the average balance of interest-bearing deposits was primarily due to the use of such funds to fund loan growth.

Interest expense on deposits totaled $369,000 for the three month period ended March 31, 2004, a decrease of $193,000, or 34.3%, from the $562,000 recorded for the same period in 2003. The reduction in interest on deposits was due primarily to a 77 basis point decline in the weighted-average cost of deposits in the 2004 period. Interest expense on borrowings increased by $21,000 to $23,000 for the three month period ended March 31, 2004 compared to the $2,000 borrowing cost recorded for the same period in 2003 as a result of an increase in the average borrowings outstanding period to period.

The reduction in the level of yields on interest-earning assets and costs of interest-bearing liabilities was due primarily to the overall decline in interest rates in the general economy.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $24,000 for each of the quarters ending March 31, 2004 and 2003. The current period provision was predicated primarily upon the continuing change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, as well as the general condition of the local economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.


                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2004 and 2003 (continued)
-----------------------------------------------------------------

Other Income
------------

Other income totaled $118,000 for the three month period ended March 31, 2004, an increase of $55,000, or 87.3%, over the same period in 2003. The increase in other income was due primarily to a $31,000, or 35.6% increase in service fees and fee income. In addition, other income for the 2004 quarter was beneficially effected by the absence of a net $24,000 loss resulting from the sale of investment securities and a gain on sale of real estate in the 2003 quarter.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $707,000 for the three months ended March 31, 2004, an increase of $50,000, or 7.6%, compared to the same quarter in 2003. This increase was due primarily to a $40,000, or 10.3%, increase in employee compensation and benefits and a $12,000, or 24.0%, increase in data processing expenses. The increase in employee compensation and benefits was attributable to increased costs associated with the Company's stock benefit plans, retirement plan and insurance premiums, as well as normal merit increases quarter to quarter.

Income Taxes
------------

The income tax provision totaled $150,000 for the three month period ended March 31, 2004, an increase of $4,000, or 2.7%, compared to the same quarter in 2003. The income tax provision includes expense for federal and Indiana state income taxes. The effective combined tax rates were 40.9% and 39.8% for the three month periods ended March 31, 2004 and 2003, respectively.


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

                           PFS Bancorp, Inc.
                                PART II


ITEM 1.   Legal Proceedings
          -----------------

          Not applicable

ITEM 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
          ------------------------------------------------------------

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On May 6, 2004, the Company held its Annual Meeting of
          Shareholders. Two matters were submitted to the shareholders for a vote. The shareholders elected two directors to terms expiring in 2007 by the following votes:

                                   For                 Withheld
                                   ---                 --------

          Dale R. Moeller          1,100,985           143,322
          Carl E. Petty            1,100,934           143,373

          Directors whose terms are continuing are Robert L. Laker and Mel E. Green with terms expiring in 2005 and Gilbert L.
          Houze and Jack D. Tandy with terms expiring in 2006.

          The shareholders also ratified the selection of Grant
          Thornton LLP as the Company's auditors for the 2004 fiscal year by the following vote:

               For:  1,232,004     Against:  6,136     Abstain:  6,167

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

              EX-31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

              EX-32.1      Section 1350 Certification of the Chief Executive
                           Officer

              EX-32.2      Section 1350 Certification of the Chief Financial
                           Officer

          (b) Reports on Form 8-K:

             Date                  Items and Description
             ----                  ---------------------

          April 27, 2004   Item 9.  On April 27, 2004 the issuer
                           announced its results of operations for
                           the quarter ended March 31, 2004 in a
                           press release attached as Exhibit 99.1.



                           PFS Bancorp, Inc.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   May 14, 2004           By:  /s/Mel E. Green
                                    ---------------------------
                                    Mel E. Green
                                    President and Chief Executive Officer



Date:   May 14, 2004           By:  /s/Stuart M. Suggs
                                    ----------------------
                                    Stuart M. Suggs
                                    Chief Financial Officer, Vice President and
                                      Corporate Treasurer























