Form 10QSB
period 2004-06-30
PFS BANCORP INC
filed 2004-08-12
CIK 1143330

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2004
                               ______________________________

                                  OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    033233
                        ____________

                              PFS BANCORP, INC.
______________________________________________________________________________
 (Exact name of small business issuer as specified in its charter)


           Indiana                                       35-2142534
_______________________________            ___________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


            Second & Bridgeway Streets, Aurora, Indiana  47001
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


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [   ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
August 11, 2004 - 1,473,728 shares of common stock
__________________________________________________

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                             Page 1 of 18


                              INDEX

                                                                   Page
                                                                   -----
PART I    -    FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition        3

               Consolidated Statements of Earnings                   4

               Consolidated Statements of Comprehensive Income       5

               Consolidated Statements of Cash Flows                 6

               Notes to Consolidated Financial Statements            8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           12

               Controls and Procedures                              16


PART II   -    OTHER INFORMATION                                    17

SIGNATURES                                                          18






                           PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (In thousands, except share data)

                                                                            June 30, December 31,
     ASSETS                                                                     2004         2003
Cash and due from banks                                                     $    814     $    855
Interest-bearing deposits in other financial institutions                      3,815        4,332
                                                                             -------      -------
     Cash and cash equivalents                                                 4,629        5,187

Investment securities designated as available for sale -
  at market                                                                    9,098       10,016
Investment securities held to maturity - at amortized cost, which
  approximates market                                                            143          152
Loans receivable - net                                                       108,437      100,293
Office premises and equipment - at depreciated cost                              990        1,065
Real estate acquired through foreclosure                                         -            169
Federal Home Loan Bank stock - at cost                                           776          758
Accrued interest receivable                                                      411          395
Prepaid expenses and other assets                                                125          126
Prepaid income taxes                                                              89           20
Deferred income taxes                                                             86           92
                                                                             -------      -------
     Total assets                                                           $124,784     $118,273
                                                                             =======      =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                    $ 86,330     $ 88,328
Advances from the Federal Home Loan Bank                                      10,000        2,000
Advances by borrowers for taxes and insurance                                    129           63
Accrued interest payable                                                          10           12
Other liabilities                                                              1,164          948
                                                                             -------      -------
     Total liabilities                                                        97,633       91,351

Commitments                                                                      -            -

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                             -            -
  Common stock - 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued                                                       16           16
  Additional paid-in capital                                                  15,029       15,029
  Retained earnings - restricted                                              14,318       14,101
  Less:  77,565 shares of treasury stock at June 30, 2004 and
    December 31, 2003                                                         (1,282)      (1,282)
  Shares acquired by stock benefit plans                                      (1,801)      (1,801)
  Accumulated other comprehensive income - unrealized gains on
    securities designated as available for sale, net of related tax effects      871          859
                                                                             -------      -------
     Total shareholders' equity                                               27,151       26,922
                                                                             -------      -------
     Total liabilities and shareholders' equity                             $124,784     $118,273
                                                                             =======      =======

                           PFS Bancorp, Inc.

                  CONSOLIDATED STATEMENTS OF EARNINGS

                 (In thousands, except per share data)

                                                         Six months ended     Three months ended
                                                             June 30,              June 30,
                                                          2004       2003      2004       2003
Interest income
  Loans                                                  $2,558    $2,729     $1,281     $1,317
  Investment securities                                     165       218         80        102
  Interest-bearing deposits and other                        19        49          9         28
                                                          -----     -----      -----      -----
     Total interest income                                2,742     2,996      1,370      1,447

Interest expense
  Deposits                                                  709     1,068        340        506
  Borrowings                                                 56         2         33        -
                                                          -----     -----      -----      -----
     Total interest expense                                 765     1,070        373        506
                                                          -----     -----      -----      -----
     Net interest income                                  1,977     1,926        997        941

Provision for losses on loans                                48        48         24         24
                                                          -----     -----      -----      -----
     Net interest income after provision for
       losses on loans                                    1,929     1,878        973        917

Other operating income
   Loss on sale of investment securities                    -         (28)       -          -
   Gain (loss) on sale of repossessed property               (5)       10         (5)         6
   Other operating                                          247       193        129        106
                                                          -----     -----      -----      -----
     Total other income                                     242       175        124        112

General, administrative and other expense
  Employee compensation and benefits                        829       777        402        390
  Occupancy and equipment                                   163       167         79         84
  Data processing                                           124       103         62         53
  Federal deposit insurance premiums                         25        26         12         13
  Other operating                                           290       273        169        149
                                                          -----     -----      -----      -----
     Total general, administrative and other expense      1,431     1,346        724        689
                                                          -----     -----      -----      -----

     Earnings before income taxes                           740       707        373        340

Income taxes
  Current                                                   296       309        138        143
  Deferred                                                    6       (20)        14        -
                                                          -----     -----      -----      -----
     Total income taxes                                     302       289        152        143
                                                          -----     -----      -----      -----
     NET EARNINGS                                        $  438    $  418     $  221     $  197
                                                          =====     =====      =====      =====
     EARNINGS PER SHARE
       Basic                                               $.32      $.30       $.16       $.15
                                                            ===       ===        ===        ===
       Diluted                                             $.31      $.30       $.15       $.15
                                                            ===       ===        ===        ===



                           PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (In thousands)


                                                                     Six months ended  Three months ended
                                                                         June 30,           June 30,
                                                                       2004     2003     2004      2003
Net earnings                                                           $438    $418      $221      $197

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $6, $(47), $(2) and $(6) for the
    respective periods                                                   12     (91)       (4)      (11)

  Reclassification adjustment for realized losses included in earnings,
    net of tax benefits of $10 in 2003                                  -        18       -         -
                                                                        ---     ---       ---       ---
Comprehensive income                                                   $450    $345      $217      $186
                                                                        ===     ===       ===       ===
Accumulated comprehensive income                                       $871    $808      $871      $808
                                                                        ===     ===       ===       ===






























                           PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the six months ended June 30,
                             (In thousands)


                                                                             2004       2003
Cash flows from operating activities:
  Net earnings for the period                                            $    438   $    418
  Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
    Amortization of deferred loan origination fees                            (21)       (33)
    Amortization of premiums and discounts on investment securities - net      33         44
    Federal Home Loan Bank stock dividends                                    (18)        (9)
    Depreciation                                                               79         87
    Provision for losses on loans                                              48         48
    Loss on sale of investment securities                                     -           28
    (Gain) loss on sale of repossessed assets                                   5        (10)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                             (16)        22
      Prepaid expenses and other assets                                         1         (8)
      Other liabilities                                                       216        137
      Accrued interest payable                                                 (2)       (11)
      Income taxes
        Current                                                               (75)       (96)
        Deferred                                                                6        (20)
                                                                           ------     ------
          Net cash provided by operating activities                           694        597

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale      (11,932)   (17,445)
  Proceeds from maturities and repayment of investment securities          12,844     16,169
  Proceeds from sale of investment securities                                 -        3,029
  Loan principal repayments                                                12,542     17,521
  Loan disbursements                                                      (20,763)   (15,696)
  Purchase of office premises and equipment                                    (4)        (3)
  Proceeds from sale of real estate acquired through foreclosure              214        -
                                                                           ------     ------
          Net cash provided by (used in) investing activities              (7,099)     3,575

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                      (1,998)       887
  Proceeds from Federal Home Loan Bank advances                             8,000      2,500
  Repayment of Federal Home Loan Bank advances                                -       (3,500)
  Advances by borrowers for taxes and insurance                                66        (13)
  Purchase of treasury shares                                                 -       (1,282)
  Dividends on common shares                                                 (221)      (228)
                                                                           ------     ------
          Net cash provided by (used in) financing activities               5,847     (1,636)
                                                                           ------     ------
Net increase (decrease) in cash and cash equivalents                         (558)     2,536

Cash and cash equivalents at beginning of period                            5,187      5,225
                                                                           ------     ------
Cash and cash equivalents at end of period                               $  4,629   $  7,761
                                                                           ======     ======


                           PFS Bancorp, Inc.

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   For the six months ended June 30,
                             (In thousands)

                                                                   2004    2003

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                  $ 390  $  343
                                                                   ====   =====

    Interest on deposits and borrowings                           $ 767  $1,081
                                                                   ====   =====
Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                          $  12  $  (73)
                                                                   ====   =====
  Transfers from loans to real estate acquired through
    foreclosure                                                   $  50  $  -
                                                                   ====   =====


























                           PFS Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the six and three months ended June 30, 2004 and 2003


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

 1.  Basis of Presentation
     ---------------------

 The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company for the period ended December 31, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

 2.  Principles of Consolidation
     ---------------------------

 The accompanying consolidated financial statements include the accounts of PFS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Peoples Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

 3.  Earnings Per Share
     ------------------

 Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 86,632 and 97,336 unallocated ESOP shares at June 30, 2004 and 2003, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                        For the six months ended  For the three months ended
                                                  June 30,                   June 30,
                                              2004         2003          2004        2003
Weighted-average common shares
  outstanding (basic)                    1,387,096    1,404,247     1,387,096   1,376,392
Dilutive effect of assumed exercise
  of stock options                           9,325          -           9,218         -
                                         ---------    ---------     ---------   ---------
Weighted-average common shares
  outstanding (diluted)                  1,396,421    1,404,247     1,396,314   1,376,392
                                         =========    =========     =========   =========

 The Company had no dilutive or potentially dilutive securities during either the three or six month periods ended June 30, 2003.


                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       For the six and three months ended June 30, 2004 and 2003


 4.  Stock Option Plan
     -----------------

 The Board of Directors had previously adopted the PFS Bancorp, Inc. Stock Option Plan (the "Plan") which provides for the issuance of 152,088 shares of authorized but unissued shares of common stock at fair value at the date of grant. The initial options granted in June 2003 totaled 62,228 at an exercise price equal to fair value of $16.85. The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant.

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

 The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reported as the pro forma amounts indicated below:


                                            Six months ended  Three months ended
                                                 June 30,           June 30,
                                              2004     2003      2004      2003

Net earnings (In thousands)     As reported   $438     $418      $221      $197
       Stock-based compensation, net of tax    (14)     -          (7)      -
                                               ---      ---       ---       ---

                                  Pro-forma   $424     $418      $214      $197
                                               ===      ===       ===       ===
Earnings per share
  Basic                         As reported   $.32     $.30      $.16      $.15
       Stock-based compensation, net of tax   (.01)     -        (.01)      -
                                               ---      ---       ---       ---

                                  Pro-forma   $.31     $.30      $.15      $.15
                                               ===      ===       ===       ===

Diluted                         As reported   $.31     $.30      $.15      $.15
       Stock-based compensation, net of tax   (.01)     -         -         -
                                               ---      ---       ---       ---

                                  Pro-forma   $.30     $.30      $.15      $.15
                                               ===      ===       ===       ===



                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         For the six three months ended June 30, 2004 and 2003


 4.  Stock Option Plan (continued)
     -----------------

  A summary of the status of the Plan as of June 30, 2004 and December 31, 2003 is presented below:

                                                    Six months ended        Year ended
                                                     June 30, 2004      December 31, 2003
                                                             Weighted-             Weighted-
                                                              average               average
                                                             exercise               exercise
                                                   Shares      price    Shares        price
Outstanding at beginning of period                 62,228     $16.85       -        $  -
Granted                                               -          -      62,228       16.85
Exercised                                             -          -         -           -
Forfeited                                             -          -         -           -
                                                   ------      -----    ------       -----

Outstanding at end of period                       62,228     $16.85    62,228      $16.85
                                                   ======      =====    ======       =====

Options  exercisable  at period-end                12,446     $16.85       -        $  -
                                                   ======      =====    ======       =====
Weighted-average fair value of options granted
  during the period                                           $  -                  $ 3.82
                                                               =====                 =====


  The following information applies to options outstanding at June 30, 2004:

  Number outstanding                                     62,228
  Range of exercise prices                               $16.85
  Weighted-average exercise price                        $16.85
  Weighted-average remaining contractual life           9 years

  5.  Critical Accounting Policies
      ----------------------------

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

                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         For the six three months ended June 30, 2004 and 2003


  5.  Critical Accounting Policies (continued)
      ----------------------------

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





















                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December  31, 2003 to
June 30, 2004
--------------------------------------------------------------------

At June 30, 2004, the Company's assets totaled $124.8 million, an increase of $6.5 million, or 5.5%, compared to total assets at December 31, 2003. The increase in assets was comprised primarily of an $8.1 million, or 8.1%, increase in loans receivable which was principally funded by additional advances from the Federal Home Loan Bank, which increased by $8.0 million.

Liquid assets (i.e. cash and interest-bearing deposits) decreased by $558,000, or 10.8%, from December 31, 2003 levels, to a total of $4.6 million at June 30, 2004. Investment securities available for sale totaled $9.1 million at June 30, 2004, a decrease of $918,000, or 9.2%, from December 31, 2003 levels. The decrease resulted primarily from investment maturities of $12.8 million, which were partially offset by security purchases totaling $11.9 million during the six month period.

As previously stated, loans receivable increased by $8.1 million, or 8.1%, during the six month period ended June 30, 2004, to a total of $108.4 million. Loan disbursements amounted to $20.8 million and were partially offset by principal repayments of $12.5 million. During the six months ended June 30, 2004, loan originations were comprised of $11.2 million in loans secured by one- to four-family residential real estate, $1.1 million in loans secured by multifamily residential real estate, $5.4 million in loans secured by commercial and nonresidential real estate and $3.1 million in consumer and other loans.

The allowance for loan losses totaled $782,000 and $771,000 at June 30, 2004 and December 31, 2003, respectively. Nonperforming and impaired loans totaled $477,000 and $1.1 million at June 30, 2004 and December 31, 2003, respectively. The allowance for loan losses represented 163.9% and 67.7% of nonperforming and impaired loans as of June 30, 2004 and December 31, 2003, respectively. The allowance represented approximately .72% and .76% of the total loan portfolio at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, nonperforming and impaired loans were comprised of $468,000 in loans secured by one- to four-family residential real estate and $9,000 in commercial, consumer and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any material losses on such loans. Although management believes that its allowance for loan losses at June 30, 2004, was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Deposits totaled $86.3 million at June 30, 2004, a decrease of $2.0 million, or 2.3%, compared to December 31, 2003 levels. While management generally strives to maintain a moderate level of growth in deposits through marketing and pricing strategies, the current low interest rate environment contributed to the reduction in deposits as depositors sought alternative investments. The decline in deposits was offset by an $8.0 million increase in advances from the Federal Home Loan Bank.

Shareholders' equity amounted to $27.2 million at June 30, 2004, an increase of $229,000, or .9%, from December 31, 2003 levels. The increase resulted primarily from the net earnings of $438,000 and a $12,000 increase in unrealized gains on securities designated as available for sale, which were partially offset by the payment of dividends of $221,000.

Peoples is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At June 30, 2004, Peoples' regulatory capital was well in excess of the minimum capital requirements.
                                    12


                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2004 and 2003
----------------------------------------------------------------------

General
-------

Net earnings for the three months ended June 30, 2004 amounted to $221,000, an increase of $24,000, or 12.2%, compared to the $197,000 in net earnings reported for the three month period ended June 30, 2003. The increase in earnings was due primarily to a $56,000, or 6.0%, increase in net interest income and a $12,000, or 10.7%, increase in other income which were partially offset by a $35,000, or 5.1%, increase in general, administrative and other expense, and a $9,000, or 6.3% increase in income taxes.

Net Interest Income
-------------------

Total interest income amounted to $1.4 million for the three-month period ended June 30, 2004, a decrease of $77,000, or 5.3%, from the same period in 2003. Interest income on loans totaled $1.3 million during the 2004 period, a decrease of $36,000, or 2.7%, from the 2003 period. This decline was due primarily to a 74 basis point decrease in the weighted-average yield quarter to quarter, to 4.80% for the quarter ended June 30, 2004, which was partially offset by an $11.6 million, or 12.2%, increase in the average balance of loans outstanding quarter to quarter.

Interest income on investment securities decreased by $22,000, or 21.6%, for the three months ended June 30, 2004, compared to the same quarter in 2003. This decline was due primarily to a 5 basis point decrease in the weighted-average yield to 3.08% for the quarter ended June 30, 2004, coupled with a $2.7 million, or 20.4%, decrease in the average balance outstanding. Interest income on other interest-bearing deposits decreased by $19,000, or 67.9%, during the three months ended June 30, 2004, compared to the same period in 2003, due primarily to a 35 basis point decrease in the weighted-average yield, to .90% for the 2004 quarter and a $5.0 million, or 55.4%, decrease in the average balance outstanding for the three month period. The decline in the average balance of interest-bearing deposits was primarily due to the use of such funds to fund loan growth.

Interest expense on deposits totaled $340,000 for the three month period ended June 30, 2004, a decrease of $166,000, or 32.8%, from the $506,000 recorded for the same period in 2003. The reduction in interest on deposits was due primarily to a 65 basis point decline in the weighted-average cost of deposits in the 2004 period. Interest expense on borrowings increased by $33,000, or 100%, for the three month period ended June 30, 2004 compared to no borrowing cost recorded for the same period in 2003. This increase was due to an increase in the average balance of borrowings which was used to fund loan growth.

The reduction in the level of yields on interest-earning assets and costs of interest-bearing liabilities was due primarily to the overall decline in interest rates in the general economy.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $24,000 for each of the quarters ending June 30, 2004 and 2003. The current period provision was predicated primarily upon the continuing change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, as well as the general condition of the local economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2004 and 2003 (continued)
----------------------------------------------------------------------

Other Income
------------

Other income totaled $124,000 for the three month period ended June 30, 2004, an increase of $12,000, or 10.7%, over the same period in 2003. The increase in other income was due primarily to a $23,000, or 21.7% increase in service fees and fee income. In addition, there was $5,000 loss on the sale of real estate for the 2004 quarter compared to a $6,000 gain on the sale of real estate in the 2003 quarter.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $724,000 for the three months ended June 30, 2004, an increase of $35,000, or 5.1%, compared to the same quarter in 2003. This increase was due primarily to a $12,000, or 3.1%, increase in employee compensation and benefits, a $9,000, or 17.0%, increase in data processing expenses, and a $20,000, or 13.4% increase in other operating expenses which were partially offset by a $5,000, or 6.0% decrease in occupancy and equipment expense. The increase in employee compensation and benefits was attributable to increased costs associated with the Company's stock benefit plans, retirement plan and insurance premiums, as well as normal merit increases quarter to quarter. Of the $20,000 increase in other operating expenses, $9,000 is attributable to legal expense related to the on-going compliance costs of being a stock company.

Income Taxes
------------

The income tax provision totaled $152,000 for the three month period ended June 30, 2004, an increase of $9,000, or 6.3%, compared to the same quarter in 2003. The income tax provision includes expense for federal and Indiana state income taxes. The combined effective tax rates were 40.8% and 42.1% for the three month periods ended June 30, 2004 and 2003, respectively.


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------

General
-------

Net earnings for the six months ended June 30, 2004 amounted to $438,000, an increase of $20,000, or 4.8%, compared to the $418,000 in net earnings reported for the six month period ended June 30, 2003. The increase in earnings was due primarily to a $51,000, or 2.6%, increase in net interest income, and a $67,000, or 38.3%, increase in other income, which were partially offset by an $85,000, or 6.3%, increase in general, administrative and other expense, and a $13,000, or 4.5%, increase in income taxes.

Net Interest Income
-------------------

Total interest income amounted to $2.7 million for the six-month period ended June 30, 2004, a decrease of $254,000, or 8.5%, from the same period in 2003. Interest income on loans totaled $2.6 million during the 2004 period, a decrease of $171,000, or 6.3%, from the 2003 period. This decline was due primarily to a 84 basis point decrease in the weighted-average yield period to period, to 4.87% for the six month period ended June 30, 2004, which was partially offset by a $9.6 million, or 10.0%, increase in the average balance of loans outstanding period to period.

                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2004 and 2003 (continued)
--------------------------------------------------------------------

Net Interest Income (continued)
-------------------

Interest income on investment securities decreased by $53,000, or 24.3%, for the six months ended June 30, 2004, compared to the same period in 2003. This decline was due primarily to a 26 basis point increase in the weighted-average yield to 3.15% for the six month period ended June 30, 2004, coupled with a $4.6 million, or 30.5%, decrease in the average balance outstanding. Interest income on other interest-bearing deposits decreased by $30,000, or 61.2%, during the six months ended June 30, 2004, compared to the same period in 2003, due primarily to a 38 basis point decrease in the weighted-average yield, to .93% for the 2004 period and a $3.4 million, or 45.4%, decrease in the average balance outstanding for the six month period. The decline in the average balance of interest-bearing deposits was primarily due to the use of such funds to fund loan growth.

Interest expense on deposits totaled $709,000 for the six month period ended June 30, 2004, a decrease of $359,000, or 33.6%, from the $1.1 million recorded for the same period in 2003. The reduction in interest on deposits was due primarily to a 75 basis point decline in the weighted-average cost of deposits in the 2004 period. Interest expense on borrowings increased by $54,000 to $56,000 for the six month period ended June 30, 2004 compared to the $2,000 borrowing cost recorded for the same period in 2003 as a result of an increase in the average borrowings outstanding period to period in order to fund loan growth.

The reduction in the level of yields on interest-earning assets and costs of interest-bearing liabilities was due primarily to the overall decline in interest rates in the general economy.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $48,000 for each of the six month periods ending June 30, 2004 and 2003. The current period provision was predicated primarily upon the continuing change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, as well as the general condition of the local economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $242,000 for the six month period ended June 30, 2004, an increase of $67,000, or 38.3%, over the same period in 2003. The increase in other income was due primarily to a $54,000, or 28.0% increase in service fees and fee income. In addition, there was a $5,000 loss on the sale of real estate for the six month period in 2004 compared to an $18,000 net loss resulting from the sale of investment securities and gain on sale of real estate in the 2003 period.

                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2004 and 2003 (continued)
--------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.4 million for the six months ended June 30, 2004, an increase of $85,000, or 6.3%, compared to the same period in 2003. This increase was due primarily to a $52,000, or 6.7%, increase in employee compensation and benefits, a $21,000, or 20.4%, increase in data processing expenses, and a $17,000, or 6.2% increase in other operating expense. The increase in employee compensation and benefits was attributable to increased costs associated with the Company's stock benefit plans, retirement plan and insurance premiums, as well as normal merit increases period to period. Of the $17,000 increase in other operating expenses, $14,000 is attributable to legal expense related to the on-going compliance costs of being a stock company.

Income Taxes
------------

The income tax provision totaled $302,000 for the six month period ended June 30, 2004, an increase of $13,000, or 4.5%, compared to the same period in 2003. The income tax provision includes expense for federal and Indiana state income taxes. The combined effective tax rates were 40.8% and 40.9% for the six month periods ended June 30, 2004 and 2003, respectively.


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

                           PFS Bancorp, Inc.
                                PART II


ITEM 1.   Legal Proceedings
          -----------------

          Not applicable

ITEM 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities
          -----------------------------------------------------------

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





Date:   August 11, 2004          By:  /s/Mel E. Green
        ---------------               -----------------------------------
                                      Mel E. Green
                                      President and Chief Executive Officer



Date:   August 11, 2004          By:  /s/Stuart M. Suggs
        ---------------               -----------------------------------
                                      Stuart M. Suggs
                                      Chief Financial Officer, Vice President
                                       and Corporate Treasurer






















