Form 10QSB
period 2004-09-30
PFS BANCORP INC
filed 2004-11-15
CIK 1143330

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2004
                              ________________________________________________

                                   OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________


Commission File Number:    033233
                       _________________________


                              PFS BANCORP, INC.
______________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)



            Indiana                                       35-2142534
________________________________            __________________________________
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)



              Second & Bridgeway Streets, Aurora, Indiana  47001
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

Yes [X]   No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
November 12, 2004  - 1,473,728 shares of common stock
_____________________________________________________

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                             Page 1 of 18


                              INDEX

                                                                 Page
                                                                 ____
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








                            PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (In thousands, except share data)

                                                                         September 30,   December 31,
     ASSETS                                                                       2004           2003
Cash and due from banks                                                       $  1,106       $    855
Interest-bearing deposits in other financial institutions                        2,410          4,332
                                                                               -------        -------
     Cash and cash equivalents                                                   3,516          5,187

Investment securities designated as available for sale -
   at market                                                                     8,369         10,016
Investment securities held to maturity - at amortized cost, which
  approximates market                                                              143            152
Loans receivable - net                                                         112,618        100,293
Office premises and equipment - at depreciated cost                                981          1,065
Real estate acquired through foreclosure                                           -              169
Federal Home Loan Bank stock - at cost                                             825            758
Accrued interest receivable                                                        470            395
Prepaid expenses and other assets                                                  103            126
Prepaid income taxes                                                                90             20
Deferred income taxes                                                               30             92
                                                                               -------        -------
     Total assets                                                             $127,145       $118,273
                                                                               =======        =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $ 81,817       $ 88,328
Advances from the Federal Home Loan Bank                                        16,500          2,000
Advances by borrowers for taxes and insurance                                      165             63
Accrued interest payable                                                            11             12
Other liabilities                                                                1,277            948
                                                                               -------        -------
     Total liabilities                                                          99,770         91,351

Commitments                                                                        -              -

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                               -              -
  Common stock - 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued                                                         16             16
  Additional paid-in capital                                                    15,029         15,029
  Retained earnings - restricted                                                14,438         14,101
  Less: 77,565 shares of treasury stock at September 30, 2004 and
    December 31, 2003                                                           (1,282)        (1,282)
  Shares acquired by stock benefit plans                                        (1,730)        (1,801)
  Accumulated other comprehensive income - unrealized gains on
     securities designated as available for sale, net of related tax effects       904            859
                                                                               -------        -------
     Total shareholders' equity                                                 27,375         26,922
                                                                               -------        -------
     Total liabilities and shareholders' equity                               $127,145       $118,273
                                                                               =======        =======

                              PFS Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF EARNINGS

                   (In thousands, except per share data)

                                                                            Nine months ended      Three months ended
                                                                              September 30,           September 30,
                                                                              2004      2003          2004      2003
Interest income
  Loans                                                                     $3,923    $4,022        $1,365    $1,293
  Investment securities                                                        238       313            73        95
  Interest-bearing deposits and other                                           34        63            15        14
                                                                             -----     -----         -----     -----
     Total interest income                                                   4,195     4,398         1,453     1,402

Interest expense
  Deposits                                                                   1,052     1,517           343       449
  Borrowings                                                                   128         2            72       -
                                                                             -----     -----         -----     -----
     Total interest expense                                                  1,180     1,519           415       449
                                                                             -----     -----         -----     -----
     Net interest income                                                     3,015     2,879         1,038       953

Provision for losses on loans                                                   72        48            24       -
                                                                             -----     -----         -----     -----
     Net interest income after provision for
       losses on loans                                                       2,943     2,831         1,014       953

Other operating income
   Loss on sale of investment securities                                       -         (28)          -         -
   Gain (loss) on sale of repossessed property                                  (1)       10             4       -
   Other operating                                                             375       304           128       111
                                                                             -----     -----         -----     -----
     Total other operating income                                              374       286           132       111

General, administrative and other expense
  Employee compensation and benefits                                         1,281     1,152           452       375
  Occupancy and equipment                                                      248       257            85        90
  Data processing                                                              195       167            71        64
  Federal deposit insurance premiums                                            38        39            13        13
  Other operating                                                              426       405           136       132
  Provision for losses on real estate acquired through foreclosure             -          39           -          39
                                                                             -----     -----         -----     -----
      Total general, administrative and other expense                        2,188     2,059           757       713
                                                                             -----     -----         -----     -----

     Earnings before income taxes                                            1,129     1,058           389       351

Income taxes
  Current                                                                      421       455           125       146
  Deferred                                                                      40       (19)           34         1
                                                                             -----     -----         -----     -----
     Total income taxes                                                        461       436           159       147
                                                                             -----     -----         -----     -----
     NET EARNINGS                                                          $   668   $   622        $  230   $   204
                                                                             =====     =====         =====     =====
     EARNINGS PER SHARE
       Basic                                                                  $.48      $.45          $.16      $.15
                                                                               ===       ===           ===       ===
       Diluted                                                                $.47      $.45          $.16      $.15
                                                                               ===       ===           ===       ===

                             PFS Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                              (In thousands)

                                                                       Nine months ended  Three months ended
                                                                          September 30,     September 30,
                                                                        2004       2003    2004       2003
Net earnings                                                            $668       $622    $230       $204

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $22, $(50), $17 and $(4) for the
    respective periods                                                    45        (98)     33         (7)

Reclassification adjustment for realized losses included in earnings,
  net of tax benefits of $10 in 2003                                     -           18     -          -
                                                                         ---        ---     ---        ---
Comprehensive income                                                    $713       $542    $266       $197
                                                                         ===        ===     ===        ===
Accumulated comprehensive income                                        $904       $803    $904       $803
                                                                         ===        ===     ===        ===






















                             PFS Bancorp, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the nine months ended September 30,
                             (In thousands)

                                                                                2004       2003
Cash flows from operating activities:
  Net earnings for the period                                               $    668   $    622
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                               (29)       (48)
    Amortization of premiums and discounts on investment securities - net         43         62
    Federal Home Loan Bank stock dividends                                       (27)       -
    Depreciation                                                                 119        133
    Provision for losses on loans                                                 72         48
    Provision for losses on real estate acquired through foreclosure             -           39
    Amortization expense of stock benefit plan                                    71         71
    Loss on sale of investment securities                                        -           28
    Loss (gain) on sale of repossessed assets                                      1        (10)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                (75)        44
      Prepaid expenses and other assets                                           23         26
      Other liabilities                                                          329        191
      Accrued interest payable                                                    (1)       (13)
      Income taxes
        Current                                                                  (70)      (169)
        Deferred                                                                  40        (19)
                                                                              ------     ------
             Net cash provided by operating activities                         1,164      1,005

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale         (17,933)   (23,630)
  Proceeds from maturities and repayment of investment securities             19,613     23,669
  Proceeds from sale of investment securities                                    -        3,029
  Loan principal repayments                                                   21,168     27,266
  Loan disbursements                                                         (33,586)   (28,254)
  Purchase of Federal Home Loan Bank stock                                       (40)       (18)
  Purchase of office premises and equipment                                      (35)       (29)
  Proceeds from sale of real estate acquired through foreclosure                 218        -
                                                                              ------     ------
             Net cash provided by (used in) investing activities             (10,595)     2,033

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                         (6,511)       417
  Proceeds from Federal Home Loan Bank advances                               16,500      2,500
  Repayment of Federal Home Loan Bank advances                                (2,000)    (3,500)
  Advances by borrowers for taxes and insurance                                  102         31
  Purchase of treasury shares                                                    -       (1,282)
  Dividends on common shares                                                    (331)      (338)
                                                                              ------     ------
             Net cash provided by (used in) financing activities               7,760     (2,172)
                                                                              ------     ------
Net increase (decrease) in cash and cash equivalents                          (1,671)       866

Cash and cash equivalents at beginning of period                               5,187      5,225
                                                                              ------     ------
Cash and cash equivalents at end of period                                  $  3,516   $  6,091
                                                                              ======     ======

                            PFS Bancorp, Inc.

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                For the nine months ended September 30,
                             (In thousands)

                                                                        2004       2003
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                     $   470    $   649
                                                                       =====      =====
    Interest on deposits and borrowings                              $ 1,181    $ 1,532
                                                                       =====      =====
Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                             $    45    $   (80)
                                                                       =====      =====
  Transfers from loans to real estate acquired through
     foreclosure                                                     $    50    $   -
                                                                       =====      =====























                            PFS Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   For the nine and three months ended September 30, 2004 and 2003


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

1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company for the year ended December 31, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of PFS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Peoples Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share
    ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to 86,632 and 97,336 unallocated ESOP shares as of September 30, 2004 and 2003, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                         For the nine months ended    For the three months ended
                                                September 30,                  September 30,
                                               2004        2003             2004         2003
     Weighted-average common shares
       outstanding (basic)                1,387,096   1,394,860         1,387,096   1,376,392
     Dilutive effect of assumed exercise
        of stock options                     10,269       1,793            11,986       1,793
                                          ---------   ---------         ---------   ---------
     Weighted-average common shares
       outstanding (diluted)              1,397,365   1,396,653         1,399,082   1,378,185
                                          =========   =========         =========   =========

                             PFS Bancorp, Inc.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the nine and three months ended September 30, 2004 and 2003


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

                                             Nine months ended  Three months ended
                                                September 30,      September 30,
                                                 2004   2003        2004   2003

 Net earnings (In thousands)       As reported   $668   $622        $230   $204
          Stock-based compensation, net of tax    (21)    (7)         (7)    (7)
                                                  ---    ---         ---    ---
                                     Pro-forma   $647   $615        $223   $197
                                                  ===    ===         ===    ===
 Earnings per share
   Basic                           As reported   $.48   $.45        $.16   $.15
          Stock-based compensation, net of tax   (.01)  (.01)          -   (.01)
                                                  ---    ---         ---    ---
                                     Pro-forma   $.47   $.44        $.16   $.14
                                                  ===    ===         ===    ===
   Diluted                         As reported   $.47   $.45        $.16   $.15
          Stock-based compensation, net of tax   (.01)  (.01)          -   (.01)
                                                  ---    ---         ---    ---
                                     Pro-forma   $.46   $.44        $.16   $.14
                                                  ===    ===         ===    ===




                            PFS Bancorp, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       For the nine and  three months ended September 30, 2004 and 2003


4.  Stock Option Plan (continued)
    -----------------

A summary of the status of the Plan as of September 30, 2004 and December 31, 2003 is presented below:

                                                 Nine months ended        Year ended
                                                 September 30, 2004   December 31, 2003
                                                           Weighted-           Weighted-
                                                           average             average
                                                           exercise            exercise
                                                  Shares     price    Shares    price
  Outstanding at beginning of period              62,228    $16.85       -      $  -
  Granted                                            -         -      62,228     16.85
  Exercised                                          -         -         -         -
  Forfeited                                          -         -         -         -
                                                  ------    ------    ------    ------

  Outstanding at end of period                    62,228    $16.85    62,228    $16.85
                                                  ======    ======    ======    ======

  Options exercisable at period-end               12,446    $16.85       -      $  -
                                                  ======    ======    ======    ======

  Weighted-average fair value of options granted
    during the period                                       $  -                $ 3.82
                                                            ======              ======

The following information applies to options outstanding at September 30, 2004:

  Number outstanding                                     62,228
  Range of exercise prices                               $16.85
  Weighted-average exercise price                        $16.85
  Weighted-average remaining contractual life        8.75 Years

5.  Critical Accounting Policies
    ----------------------------

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or changes in the financial condition of borrowers. Management believes that its critical accounting policies primarily focuses on determining the allowance for loan losses. The Company's critical accounting policies are discussed in detail in its Annual Report for the year ended December 31, 2003 (incorporated by reference into the Company's 10-KSB filing) in Note A of the Notes to the Consolidated Financial Statements under "Allowance for Loan Losses." If management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for losses on loans decrease.


                            PFS Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from December 31, 2003 to September 30, 2004
-------------------------------------------------------------------

At September 30, 2004, the Company's assets totaled $127.1 million, an increase of $8.9 million, or 7.5%, compared to total assets at December 31, 2003. The increase in assets was comprised primarily of a $12.3 million, or 12.3%, increase in loans receivable which was principally funded by additional advances from the Federal Home Loan Bank, which increased by $14.5 million.

Liquid assets (i.e. cash and interest-bearing deposits) decreased by $1.7 million, or 32.2%, from December 31, 2003 levels, to a total of $3.5 million at September 30, 2004. Investment securities available for sale totaled $8.4 million at September 30, 2004, a decrease of $1.6 million, or 16.4%, from December 31, 2003 levels. The decrease resulted primarily from investment maturities of $19.6 million, which were partially offset by security purchases totaling $17.9 million during the nine month period.

As previously stated, loans receivable increased by $12.3 million, or 12.3%, during the nine month period ended September 30, 2004, to a total of $112.6 million. Loan disbursements amounted to $33.6 million and were partially offset by principal repayments of $21.2 million. During the nine months ended September 30, 2004, loan originations were comprised of $18.5 million in loans secured by one- to four-family residential real estate, $1.1 million in loans secured by multifamily residential real estate, $9.0 million in loans secured by commercial and nonresidential real estate and $5.0 million in consumer and other loans.

The allowance for loan losses totaled $809,000 and $771,000 at September 30, 2004 and December 31, 2003, respectively. Nonperforming and impaired loans totaled $434,000 and $1.1 million at September 30, 2004 and December 31, 2003, respectively. The allowance for loan losses represented 186.4% and 67.7% of nonperforming and impaired loans as of September 30, 2004 and December 31, 2003, respectively. The allowance represented approximately .71% and .76% of the total loan portfolio at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, nonperforming and impaired loans were comprised of $426,000 in loans secured by one- to four-family residential real estate and $8,000 in commercial, consumer and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any material losses on such loans. Although management believes that its allowance for loan losses at September 30, 2004 was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Deposits totaled $81.8 million at September 30, 2004, a decrease of $6.5 million, or 7.4%, from December 31, 2003 levels. The decline was due primarily to a withdrawal from one municipality account. While management generally strives to maintain a moderate level of growth in deposits through marketing and pricing strategies, the current low interest rate environment contributed to the reduction in deposits as depositors sought alternative investments. The decline in deposits was offset by a $14.5 million increase in advances from the Federal Home Loan Bank.

Shareholders' equity amounted to $27.4 million at September 30, 2004, an increase of $453,000, or 1.7%, from December 31, 2003 levels. The increase resulted primarily from the net earnings of $668,000, a $45,000 increase in unrealized gains on securities designated as available for sale, and $71,000 of amortization related to a distribution of shares in connection with the Company's recognition and retention plan, which were partially offset by the payment of dividends of $331,000.

Peoples is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2004,
Peoples' regulatory capital was well in excess of the minimum capital requirements.

                            PFS Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
September 30, 2004 and 2003
-----------------------------------------------------------------

General
-------

Net earnings for the three months ended September 30, 2004 amounted to $230,000, an increase of $26,000, or 12.7%, compared to the $204,000 in net earnings reported for the three month period ended September 30, 2003. The increase in earnings was due primarily to an $85,000, or 8.9%, increase in net interest income and a $21,000, or 18.9%, increase in other income which were partially offset by a $24,000 increase in the provision for losses on loans, a $44,000, or 6.2%, increase in general, administrative and other expense, and a $12,000, or 8.2%, increase in income taxes.

Net Interest Income
-------------------

Total interest income amounted to $1.5 million for the three-month period ended September 30, 2004, an increase of $51,000, or 3.6%, from the same period in 2003. Interest income on loans totaled $1.4 million during the 2004 period, an increase of $72,000, or 5.6%, from the 2003 period. This increase was due primarily to a $15.3 million, or 15.9%, increase in the average balance of loans outstanding quarter to quarter, which was partially offset set by a 48 basis point decrease in the weighted-average yield quarter to quarter, to 4.90% for the quarter ended September 30, 2004. The decline in yield is due to the repricing of our adjustable mortgages.

Interest income on investment securities decreased by $22,000, or 23.2%, for the three months ended September 30, 2004, compared to the same quarter in 2003. This decline was due primarily to a $3.8 million, or 28.0%, decrease in the average balance outstanding, partially offset by a 19 basis point increase in the weighted-average yield to 3.02% for the quarter ended September 30, 2004. Interest income on other interest-bearing deposits increased by $1,000, or 7.1%, during the three months ended September 30, 2004, compared to the same period in 2003, due primarily to a 53 basis point increase in the weighted-average yield, to 1.48% for the 2004 quarter which was offset by a $1.8 million, or 31.2%, decrease in the average balance outstanding for the three month period. The decline in the average balance of investment securities and interest-bearing deposits was primarily due to the use of such funds to fund loan growth.

Interest expense on deposits totaled $343,000 for the three month period ended September 30, 2004, a decrease of $106,000, or 23.6%, from the $449,000 recorded for the same period in 2003. The reduction in interest on deposits was due primarily to a 40 basis point decline in the weighted-average cost of deposits in the 2004 period, coupled with a $5.2 million, or 6.1%, decrease in the average balance outstanding quarter to quarter. This decline in average outstanding deposits is primarily due to withdrawals from one municipality account. Interest expense on borrowings increased by $72,000 for the three month period ended September 30, 2004, as compared to no borrowing costs in the 2003 quarter.


                            PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
September 30, 2004 and 2003 (continued)
-----------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $24,000 for the quarter ending September 30, 2004, compared to no provision for losses on loans for the same period in 2003. The current period provision was predicated primarily upon the continuing change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, as well as an increase in the size of the loan portfolio and the general condition of the local economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $132,000 for the three month period ended September 30, 2004, an increase of $21,000, or 18.9%, over the same period in 2003. The increase in other income was due primarily to a $17,000, or 15.3%, increase in service fees and fee income as a result of return check fees and ATM fees. In addition, there was a $4,000 gain on the sale of repossessed property for the 2004 quarter compared to no gain or loss on the sale of repossessed property in the 2003 quarter.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $757,000 for the three months ended September 30, 2004, an increase of $44,000, or 6.2%, compared to the same quarter in 2003. This increase was due primarily to a $77,000, or 20.5%, increase in employee compensation and benefits, a $7,000, or 10.9%, increase in data processing expenses, and a $4,000, or 3.0%, increase in other operating expenses which were partially offset by a $5,000, or 5.6% decrease in occupancy and equipment expense and a $39,000 decrease in the provision for losses on real estate acquired through foreclosure. The increase in employee compensation and benefits was attributable to increased costs associated with the Company's stock benefit plans, retirement plan and insurance premiums, as well as normal merit increases quarter to quarter.

Income Taxes
------------

The income tax provision totaled $159,000 for the three month period ended September 30, 2004, an increase of $12,000, or 8.2%, compared to the same quarter in 2003. The income tax provision includes expense for federal and Indiana state income taxes. The combined effective tax rates were 40.9% and 41.9% for the three month periods ended September 30, 2004 and 2003, respectively.

                            PFS Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended
September 30, 2004 and 2003
----------------------------------------------------------------

General
-------

Net earnings for the nine months ended September 30, 2004 amounted to $668,000, an increase of $46,000, or 7.4%, compared to the $622,000 in net earnings reported for the nine month period ended September 30, 2003. The increase in earnings was due primarily to an $136,000, or 4.7%, increase in net interest income and an $88,000, or 30.8%, increase in other income, which were partially offset by a $24,000, or 50.0%, increase in the provision for losses on loans, an $129,000, or 6.3%, increase in general, administrative and other expense and a $25,000, or 5.7%, increase in income taxes.

Net Interest Income
-------------------

Total interest income amounted to $4.2 million for the nine-month period ended September 30, 2004, a decrease of $203,000, or 4.6%, from the same period in 2003. Interest income on loans totaled $3.9 million during the 2004 period, a decrease of $99,000, or 2.5%, from the 2003 period. This decline was due primarily to a 65 basis point decrease in the weighted-average yield period to period, to 4.88% for the nine month period ended September 30, 2004, which was partially offset by a $10.3 million, or 10.6%, increase in the average balance of loans outstanding period to period. The decrease in the average-yield was due to the repricing of our adjustable mortgages. The increase in the average balance was due to increased origination activity.

Interest income on investment securities decreased by $75,000, or 24.0%, for the nine months ended September 30, 2004, compared to the same period in 2003. This decline was due primarily to a $4.3 million, or 29.7%, decrease in the average balance outstanding, partially offset by a 23 basis point increase in the weighted-average yield to 3.13% for the nine month period ended September 30, 2004. Interest income on other interest-bearing deposits decreased by $29,000, or 46.0%, during the nine months ended September 30, 2004, compared to the same period in 2003, due primarily to a $3.2 million, or 46.3%, decrease in the average balance outstanding for the nine month period. The decline in the average balance of investment securities and interest-bearing deposits was primarily due to the use of such funds to fund loan growth.

Interest expense on deposits totaled $1.1 million for the nine month period ended September 30, 2004, a decrease of $465,000, or 30.7%, from the $1.5 million recorded for the same period in 2003. The reduction in interest on deposits was due primarily to a 63 basis point decline in the weighted-average cost of deposits in the 2004 period and a $4.8 million, or 5.7%, decrease in the average balance outstanding for the nine month period. This decline in average outstanding balance of deposits was primarily due to withdrawals from the deposit account of one municipality. Interest expense on borrowings increased by $126,000 to $128,000 for the nine month period ended September 30, 2004 compared to the $2,000 borrowing cost recorded for the same period in 2003. This increase in interest expense on borrowings was due to an increase in the average balance of borrowings during 2004, which was used to fund loan growth.

                            PFS Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended
September 30, 2004 and 2003 (continued)
----------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $72,000 for the nine month period ending September 30, 2004 compared to $48,000 for the same period in 2003. The current period provision was predicated primarily upon the continuing change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, as well as an increase in the size of the loan portfolio and the general condition of the local economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $374,000 for the nine month period ended September 30, 2004, an increase of $88,000, or 30.8%, over the same period in 2003. The increase in other income was due primarily to a $71,000, or 23.4%, increase in service fees and fee income as a result of return check fees and ATM fees. In addition, there was a $28,000 net loss resulting from the sale of investment securities in the 2003 nine month period. The Company did not incur any comparable loss during the 2004 period.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.2 million for the nine months ended September 30, 2004, an increase of $129,000, or 6.3%, compared to the same period in 2003. This increase was due primarily to an $129,000, or 11.2%, increase in employee compensation and benefits, a $28,000, or 16.8%, increase in data processing expenses, and a $21,000, or 5.2%, increase in other operating expense which were partially offset by a $9,000, or 3.5%, decrease in occupancy and equipment expense and a $39,000 decrease in the provision for losses on real estate acquired through foreclosure. The increase in employee compensation and benefits was attributable to increased costs associated with the Company's stock benefit plans, retirement plan and insurance premiums, as well as normal merit increases period to period.

Income Taxes
------------

The income tax provision totaled $461,000 for the nine month period ended September 30, 2004, an increase of $25,000, or 5.7%, compared to the same period in 2003. The income tax provision includes expense for federal and Indiana state income taxes. The combined effective tax rates were 40.8% and 41.2% for the nine month periods ended September 30, 2004 and 2003, respectively.

                            PFS Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Subsequent Events
-----------------

Subsequent to September 30, 2004, it came to management's attention that a commercial real estate loan in which the Savings Bank has a 50% participation interest will be taken into real estate acquired through foreclosure. Control of the property was surrendered to the lead lender. The Savings Bank is carrying its participation interest at $403,000. The real estate collateral will be appraised in the near-term and the asset will be recorded at the lower of cost or fair value at the time it is classified as real estate acquired through foreclosure.

In October 2004, the Board of Directors declared a $5.00 per share special dividend. In order to finance payment of the dividend, the Company borrowed $3.5 million from another financial institution secured by the stock of the Savings Bank and certain mortgage loans.


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

ITEM 6.   Exhibits
          --------

             EX-31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

             EX-31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

             EX-32.1   Section 1350 Certification of the Chief Executive Officer

             EX-32.2   Section 1350 Certification of the Chief Financial Officer





                               PFS Bancorp, Inc.

                                 SIGNATURES
                                 __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 12, 2004     By: /s/Mel E. Green
       -----------------         ----------------------------------
                                 Mel E. Green
                                 President and Chief Executive Officer



Date:  November 12, 2004     By: /s/Stuart M. Suggs
       -----------------         ----------------------------------
                                 Stuart M. Suggs
                                 Corporate Treasurer, Chief Operating Officer,
                                  and Chief Financial Officer


















