Form 10KSB
period 2004-12-31
PFS BANCORP INC
filed 2005-03-31
CIK 1143330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   Annual report under Section 13 or 15(d) of the Securities  Exchange Act of
      1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No.: 000-33233
                                              ---------

                                PFS BANCORP, INC
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Indiana                                            35-2142534
-------------------------------                           ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

Second and Bridgeway Streets, Aurora, Indiana                     47001
---------------------------------------------             ----------------------
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

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.Yes |X| No
|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. |X|

Issuer's revenues for its most recent fiscal year ended December 31, 2004: $6.2 million.

As of March 24, 2005, the aggregate value of the 1,166,223 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 307,505 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") as a group, was approximately $19.1 million. This figure is based on the closing sales price of $16.40 per share of the Registrant's

Common Stock on March 24, 2005. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 24, 2005: 1,473,728

Transitional Small Business Disclosure Format: Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders are incorporated into Part II, Items 5 through 7 and Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

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

Lending Activities

      General. At December 31, 2004, the net loan portfolio of Peoples Federal totaled $114.7 million, representing approximately 88.4% of total assets at that date. The principal lending activity of Peoples Federal is the origination of one- to four-family (which are also known as single-family) residential loans. At December 31, 2004, single-family residential loans amounted to $84.4 million or 71.3% of the total loan portfolio before net items. In addition to single-family residential loans, Peoples Federal also offers:

      o     Multi-family   (more  than  four  units)  residential  loans,  which
            amounted to 1.8% of the total loan portfolio at December 31, 2004;

      o Construction loans, which amounted to 6.5% of the loan portfolio at December 31, 2004;

      o Non-residential and land loans which amounted to 14.1% of the total loan portfolio at December 31, 2004;

      o Commercial loans, which amounted to 3.9% of the total loan portfolio at December 31, 2004; and

      o Consumer and other loans, which amounted to 2.4% of the total loan portfolio at December 31, 2004.

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

      A savings institution such as Peoples Federal generally may not make loans to one borrower and related entities in an amount which exceeds the greater of
(i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2004, Peoples Federal's regulatory limit on loans- to-one borrower was $3.4 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.7 million, $1.0 million, $1.0 million, $976,000 and $680,000. Each of Peoples Federal's five largest loans or groups of loans were performing in accordance with its contractual terms at December 31, 2004.

      Loan Portfolio Composition. The following table sets forth the composition of Peoples Federal's loan portfolio by type of loan at the dates indicated.

                                                                       At December 31,
                                         ---------------------------------------------------------------------------
                                                  2004                       2003                       2002
                                         ---------------------      ---------------------      ---------------------
                                          Amount       Percent       Amount       Percent       Amount       Percent
                                         --------     --------      --------     --------      --------     --------
                                                                    (Dollars In Thousands)
 Real estate loans:
    One-to four-family(1) ..........     $ 84,432         71.3%     $ 76,330         74.5%     $ 71,801         73.7%
    Multi-family ...................        2,158          1.8         2,168          2.1         2,490          2.6
    Construction ...................        7,709          6.5         3,908          3.8         4,397          4.5
    Non-residential(2) .............       16,659         14.1        14,142         13.8        12,695         13.0
Commercial .........................        4,590          3.9         3,282          3.2         2,856          2.9
Consumer and other loans ...........        2,802          2.4         2,676          2.6         3,163          3.3
                                         --------     --------      --------     --------      --------     --------
        Total loans receivable .....      118,350        100.0%      102,506        100.0%       97,402        100.0%
                                                      ========                   ========                   ========

  Less:
  Undisbursed loans in process .....        2,746                      1,361                        894
  Deferred loan origination fees ...           98                         81                         42
  Allowance for loan losses ........          833                        771                        764
                                         --------                   --------                   --------
    Loans receivable, net ..........     $114,673                   $100,293                   $ 95,702
                                         ========                   ========                   ========

----------
(1)   Includes home equity loans.

(2)   Includes land loans.

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

                                                              Year Ended December 31,
                                                       ------------------------------------
                                                         2004          2003          2002
                                                       --------      --------      --------
                                                                  (In Thousands)
Loan originations:
  Real estate loans:
    One-to four-family ...........................     $ 22,648      $ 22,337      $ 15,743
    Multi-family .................................        1,099            --         1,052
    Construction .................................       10,026         4,165         3,300
    Non-residential ..............................        4,729         5,146         3,524
  Commercial .....................................        5,573         3,447         1,979
  Consumer and other loans .......................        2,188         5,050         3,218
                                                       --------      --------      --------
    Total loans originated .......................       46,263        40,145        28,816
                                                       --------      --------      --------
Loan principal reductions:
  Loan principal repayments ......................      (31,779)      (35,516)      (29,639)
 Increase (decrease) due to other items, net(1) ..         (104)          (38)         (247)
                                                       --------      --------      --------
Net increase (decrease) in loan portfolio ........     $ 14,380      $  4,591      $ (1,070)
                                                       ========      ========      ========

----------
(1) Other items consist of loans in process, deferred loan origination fees and costs, unearned interest and the allowance for loan losses.

      Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Peoples Federal concentrates its lending activity on its primary market area in Dearborn, Ohio and Switzerland Counties, Indiana. Subject to its loans-to-one borrower limitation, Peoples Federal is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Peoples Federal also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Peoples Federal may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2004 Peoples Federal was within each of the above lending limits.

      Maturity of Loan Portfolio. The following table presents certain information at December 31, 2004, regarding the dollar amount of loans maturing in Peoples Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                                         At December 31, 2004
                                         -------------------------------------------------
                                                                   Consumer and     Total
                                         Real Estate   Commercial      Other        Loans
                                         -----------   ----------  ------------   --------
                                                            (In Thousands)
Amounts due in:
  One year or less ...................     $  4,127     $  3,913     $  1,146     $  9,186
  More than one year to five years ...       18,626          677        1,656       20,959
  More than five years ...............       88,205           --           --       88,205
                                           --------     --------     --------     --------
     Total amount due ................     $110,958     $  4,590     $  2,802     $118,350
                                           ========     ========     ========     ========

      Of the $109.2 million of loans due after December 31, 2005, $16.9 million have fixed-rates of interest and $92.3 million have floating or adjustable interest rates.

      The following table sets forth the dollar amount of all loans, before net items, as of December 31, 2004 which have fixed interest rates or which have floating or adjustable interest rates.

                                                     Floating or
                                    Fixed-Rates    Adjustable-Rates       Total
                                    -----------    ----------------     --------
                                                    (In Thousands)
Real estate loans:
  One-to four-family ........         $ 14,477         $ 69,955         $ 84,432
  Multi-family ..............               --            2,158            2,158
  Construction ..............              844            6,865            7,709
  Non-residential ...........            1,242           15,417           16,659
Commercial ..................              341            4,249            4,590
Consumer and other loans ....            1,577            1,225            2,802
                                      --------         --------         --------
     Total loans ............         $ 18,481         $ 99,869         $118,350
                                      ========         ========         ========

      Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted-average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

      One- to Four-Family Residential Real Estate Loans. The primary lending activity of Peoples Federal is the origination of loans secured by single-family residences. At December 31, 2004, $84.4 million or 71.3% of the total loan portfolio, before net items, consisted of single-family residential loans.

      The loan-to-value ratio, maturity and other provisions of the loans made by Peoples Federal generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Peoples Federal. Peoples Federal's present lending policies on one- to four-family residential mortgage loans typically limits the maximum loan-to-value ratio to 80% or less of the appraised value of the property, but in some cases Peoples Federal may lend up to a 90% loan-to- value. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month.

      Peoples Federal's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have a term of 10 years with a 30 year amortization schedule. Peoples Federal's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. At December 31, 2004, $14.5 million, or 17.1%, of Peoples Federal's single-family residential mortgage loans were fixed-rate loans.

      The adjustable-rate single-family residential mortgage loans currently offered by Peoples Federal have interest rates which adjust on an annual basis. Peoples Federal's adjustable-rate single-family residential real estate loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 3% to 6% above or below the initial rate. Such loans are underwritten based on the initial rate. Peoples Federal's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2004, $70.0 million, or 82.9%, of Peoples Federal's single-family residential mortgage loans were adjustable-rate loans.

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

      At December 31, 2004, Peoples Federal's home equity loans amounted to $1.8 million or 1.5% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence. As a result, Peoples Federal generally requires loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan. Peoples Federal does not require that it hold the first mortgage on the property. These loans have a term of up to 12 years and the interest rate adjusts monthly based on the prime rate.

      Construction Loans. Peoples Federal originates loans for the construction of one- to four-family and multi- family residences as well as non-residential construction. At December 31, 2004, $4.7 million, or 4.0%, of the loan portfolio consisted of residential construction loans, $4.2 million of which was originated for the construction of one- to four-family homes. Peoples Federal's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually up to nine months. Peoples Federal does not establish an interest reserve in connection with the origination of the loan. Loans can be made with a maximum loan to value ratio of 80%. On occasion, Peoples Federal will also originate residential construction loans to builders with which Peoples Federal has an established relationship.

      Peoples Federal also originates non-residential construction loans. At December 31, 2004, $3.0 million, or 2.5%, of the loan portfolio consisted of non-residential construction loans such as retail buildings and churches.

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

      Non-residential Real Estate and Multi-family Residential Real Estate Loans. Peoples Federal's non- residential loans primarily consist of loans secured by land, storefront retail and office buildings, churches and warehouses located in Peoples Federal's market area. At December 31, 2004, Peoples Federal's non-residential real estate loans amounted to $16.7 million or 14.1% of the total loan portfolio. In addition, at December 31, 2004, Peoples Federal had $2.2 million in loans secured by multi-family (five or more units) residential properties. Peoples Federal's multi-family residential loans are underwritten and subject to review and oversight procedures on a substantially similar basis as its commercial real estate loans.

      Peoples Federal's non-residential real estate loans typically have a maximum loan-to-value ratio of 75% or less and generally have interest rates which are higher than interest rates on its single-family residential mortgage loans. Peoples Federal's non-residential real estate loans generally have floating interest rates tied to the prime rate. The term of Peoples Federal's non-residential real estate loans is generally 10 to 15 years, with a maximum of 20 years, based on a 15 or 25 year amortization schedule. In reaching its decision on whether to make a non-residential or multi-family real estate loan, Peoples Federal considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to non-residential real estate rental properties, Peoples Federal will also consider the term of the lease and the quality of the tenants. Peoples Federal has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of between 1.2x and 1.5x. Peoples Federal requires written appraisals prepared by a certified independent appraiser of all properties securing non-residential or multi-family real estate loans greater than $250,000. At December 31, 2004, the average balance of the loans in Peoples Federal's non-residential real estate portfolio was $212,000 and its largest non-residential real estate loan at such date was $1.7 million secured by a golf course. This loan was current at December 31, 2004.

      Peoples Federal's non-residential real estate loan portfolio also includes land loans. These are loans secured primarily by single-family residential lots being held for development. Peoples Federal's land loans typically have floating rates of interest tied to the prime rate, have maximum loan-to-value ratios of 75%, and are interest only loans which are subject to renewal by Peoples Federal on an annual basis. At December 31, 2004, Peoples Federal had $4.0 million in land loans which loans had an average balance of $68,000. Peoples Federal's largest land loan at December 31, 2004 amounted to $398,000.

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

      Consumer and Other Loans. Peoples Federal is authorized to make loans for a wide variety of personal or consumer purposes. Peoples Federal originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by Peoples Federal consist of automobile, mobile home and recreational vehicle loans and loans secured by deposit accounts in Peoples Federal and other miscellaneous loans. At December 31, 2004, $2.8 million or 2.4% of Peoples Federal's total loan portfolio consisted of consumer and other loans.

      Peoples Federal also offers loans for both new and used automobiles, mobile homes and recreational vehicles. Such loans have terms of up to five years. At December 31, 2004, Peoples Federal's automobile, mobile home and recreational vehicle loans amounted to $1.5 million or 1.3% of the total loan portfolio.

      Peoples Federal offers loans secured by deposit accounts in Peoples Federal, which loans amounted to $611,000 or 0.5% of Peoples Federal's total loan portfolio at December 31, 2004. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans mature on or before the maturity date of the underlying certificate of deposit.

      Commercial Loans. Peoples Federal also originates commercial business loans and other unsecured consumer loans. At December 31, 2004, Peoples Federal's commercial business loans amounted to $4.6 million or 3.9% of Peoples Federal's total loan portfolio. Such loans generally are made to small businesses located in Peoples Federal's market area. Approximately $3.2 million, or 69.6% of these loans are subject to Uniform Commercial Code filings or other assets. The remaining commercial business loans are unsecured. The loans generally are structured as lines of credit with floating rates of interest tied to the prime rate and which are subject to review and renewal on an annual basis.

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

      Real estate and other assets acquired by Peoples Federal as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Peoples Federal did not have any real estate owned at December 31, 2004. Peoples Federal had $169,000 and $228,000 in real estate owned at December 31, 2003 and 2002, respectively.

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2004, in dollar amounts and as a percentage of Peoples Federal's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                      At December 31, 2004
                                 ----------------------------------------------------------------
                                        30-59                  60-89             90 or More Days
                                    Days Overdue           Days Overdue              Overdue
                                 ------------------     ------------------     ------------------
                                            Percent                Percent                Percent
                                           of Total               of Total               of Total
                                 Amount      Loans      Amount      Loans      Amount      Loans
                                 ------    --------     ------    --------     ------    --------
                                                      (Dollars In Thousands)
Real estate loans:
  One-to four-family .......     $1,811       1.53%     $  208        .18%     $  281        .24%
  Non-residential ..........         --         --          --         --         514        .43
Commercial .................         --         --          --         --          --         --
Consumer and other loans ...          3         --          30        .02          21        .02
                                 ------     ------      ------     ------      ------     ------
  Total loans ..............     $1,814       1.53%     $  238        .20%     $  816        .69%
                                 ======     ======      ======     ======      ======     ======

      Non-Performing and Impaired Assets. The following table presents information with respect to Peoples Federal's nonperforming and impaired assets at the dates indicated. Peoples Federal did not have any accruing loans 90 or more days past due at any of the dates shown.

                                                                       At December 31,
                                                                ------------------------------
                                                                 2004        2003        2002
                                                                ------      ------      ------
                                                                    (Dollars In Thousands)
Nonaccruing and impaired loans:
  Real estate loans:
    One-to four-family ....................................     $  281      $  923      $  816
    Non-residential(1) ....................................        514         514         519
    Construction ..........................................         --          --          --
  Commercial ..............................................         --          --          --
  Consumer and other loans ................................         21          47          85
                                                                ------      ------      ------
      Total nonaccruing and impaired loans ................        816       1,484       1,420
Real estate owned(2) ......................................         --         169         228
                                                                ------      ------      ------
Total nonperforming and impaired assets ...................     $  816      $1,653      $1,648
                                                                ======      ======      ======
Total nonperforming and impaired assets as a percentage
  of total assets .........................................        .63%       1.40%       1.38%

----------
(1) Represents a participation interest in a non-residential real estate loan which was impaired at December 31, 2003 and 2002. Subsequently, the loan became more than 90 days past due at December 31, 2004. The loan was repaid in March 2005 at no loss.

(2) Real estate owned includes other repossessed assets and the balances are shown net of related loss allowances.

      If the $816,000 of nonaccruing loans of Peoples Federal at December 31, 2004 had been current in accordance with their terms during 2004, the gross income on such loans would have been approximately $21,000 for the year ended December 31, 2004. No interest income was actually recorded by Peoples Federal on such loans for the year ended December 31, 2004.

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

      Peoples Federal's total classified assets at December 31, 2004 amounted to $1.3 million, all of which were classified as substandard. The largest classified asset at December 31, 2004 consisted of a non-residential loan, with an outstanding balance of $520,000 at such date. This loan represents a 50% participation interest acquired by Peoples Federal in October 1997. This loan was advanced for the acquisition of land and the construction of 20 townhouse units, 12 condominiums, parking garages and a clubhouse and swimming pool. Presently, 17 of the 20 townhouse units and all of the condominiums are complete. Six townhouse units and four condominiums are unsold. The loan is repaid as the townhouses or condominiums are sold. This loan was classified as substandard as of August 31, 2002. The remaining classified assets are comprised of a $514,000 non-residential real estate loan, $281,000 of one-to-four family real estate loans and $21,000 of consumer loans. The $514,000 represents a 50% participation interest acquired by Peoples Federal in May 2000. This loan was repaid in March 2005 at no loss. The $281,000 represents four one-to-four family real estate loans. Peoples Federal does not presently anticipate incurring any material loss on the above mentioned loans.

      Allowance for Loan Losses. At December 31, 2004, Peoples Federal's allowance for loan losses amounted to $833,000, or .70%, of the total loan portfolio. The loan loss allowance is based on prior loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and known, probable and reasonably estimable losses inherent in the loan portfolio. In determining the amount of the allowance for loan losses, management considers its lower risk exposure as a result of its predominant single-family lending and the correspondingly low historical charge-off experience. Specifically, our methodology for assessing the appropriateness of the allowance consists of a formula allowance, a specific allowance and an unallocated allowance. The formula allowance is based on loss factors applied to the categories of Peoples Federal's loan portfolio based on historical experience. The specific allowance relates to specific categories of loans based on recent loss experience, charge-offs and current economic conditions related to specific borrowers. The unallocated allowance is based upon management's evaluation of various conditions, including general economic and business conditions and credit quality trends, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits.

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

                                                                     At December 31,
                                     ---------------------------------------------------------------------------------
                                               2004                         2003                         2002
                                     -----------------------      -----------------------      -----------------------
                                                 Percent of                   Percent of                   Percent of
                                               Loans in Each                Loans in Each                Loans in Each
                                     Amount     Category to       Amount     Category to       Amount     Category to
                                     ------     Total Loans       ------     Total Loans       ------     Total Loans
                                               -------------                -------------                -------------
                                                                 (Dollars In Thousands)
Allocated:
Real estate loans:
  One-to four-family .......         $ 360          71.3%         $ 340          74.5%         $ 320          73.7%
  Multi-family .............            --           1.8             --           2.1             --           2.6
  Construction .............            --           6.5             --           3.8             --           4.5
  Non-residential ..........           160          14.1            130          13.8            123          13.0
Commercial .................           130           3.9            100           3.2             90           2.9
Consumer and other loans ...           130           2.4            150           2.6            182           3.3
Unallocated ................            53            --             51            --             49            --
                                     -----         -----          -----         -----          -----         -----
    Total ..................         $ 833         100.0%         $ 771         100.0%         $ 764         100.0%
                                     =====         =====          =====         =====          =====         =====

      The following table sets forth an analysis of Peoples Federal's allowance for loan losses during the periods indicated.

                                                                                      Year Ended
                                                                                     December 31,
                                                                      -----------------------------------------
                                                                         2004            2003            2002
                                                                      ---------       ---------       ---------
                                                                                (Dollars In Thousands)
                Total loans outstanding, net ....................     $ 114,673       $ 100,293       $  95,702
                                                                      =========       =========       =========
                Average loans outstanding, net ..................     $ 108,861       $  97,021       $  95,104
                                                                      =========       =========       =========
                Balance at beginning of period ..................     $     771       $     764       $     719
                Charge-offs:
                Real estate loans:
                  One-to four-family ............................           (16)             (5)             --
                  Multi-family ..................................            --              --              --
                  Non-residential ...............................            --              --              --
                Consumer and other loans ........................           (23)            (42)            (59)
                                                                      ---------       ---------       ---------
                      Total charge-offs .........................           (39)            (47)            (59)
                                                                      ---------       ---------       ---------
                Recoveries:
                Real estate loans:
                  One-to four-family ............................            --              --              --
                  Multi-family ..................................            --              --              --
                  Non-residential ...............................            --              --              --
                Consumer and other loans ........................             5               2              12
                                                                      ---------       ---------       ---------
                      Total recoveries ..........................             5               2              12
                                                                      ---------       ---------       ---------
                Net charge-offs .................................           (34)            (45)            (47)
                Provision for losses on loans ...................            96              52              92
                                                                      ---------       ---------       ---------
                Balance at end of period ........................     $     833       $     771       $     764
                                                                      =========       =========       =========
                Allowance for loan losses as a
                  percent of total loans outstanding ............           .70%            .75%            .78%
                                                                      =========       =========       =========
                Allowance for loan losses as a
                  percent of total non-performing and impaired
                   loans ........................................        102.08%          46.64%          46.36%
                                                                      =========       =========       =========
                Ratio of net charge-offs to
                  average loans outstanding .....................           .03%            .05%            .05%
                                                                      =========       =========       =========

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

      The following table sets forth information relating to the amortized cost and fair value of Peoples Federal's securities.

                                                                December 31,
                                   ----------------------  ----------------------  ----------------------
                                            2004                    2003                    2002
                                   ----------------------  ----------------------  ----------------------
                                   Amortized               Amortized               Amortized
                                      Cost     Fair Value     Cost     Fair Value     Cost     Fair Value
                                   ---------   ----------  ---------   ----------  ---------   ----------
                                                              (In Thousands)
Held to maturity:
  State and municipal
    obligations ...............     $   143     $   143     $   152     $   152     $   161     $   161
Available for sale:
  FHLMC stock .................          20       1,527          20       1,208          20       1,226
  U.S. government agency
    securities ................         500         488         500         483       1,341       1,346
  Corporate debt securities ...       2,980       2,999       8,194       8,325      12,446      12,570
                                    -------     -------     -------     -------     -------     -------
    Total .....................     $ 3,643     $ 5,157     $ 8,866     $10,168     $13,968     $15,303
                                    =======     =======     =======     =======     =======     =======

      The following table sets forth the amount of Peoples Federal's securities which mature during each of the periods indicated and the weighted-average yields for each range of maturities at December 31, 2004. The amounts reflect the fair value of Peoples Federal's securities at December 31, 2004.

                                                                      Contractually Maturing
                                     ----------------------------------------------------------------------------------------

                                               Weighted            Weighted            Weighted             Weighted
                                     Under 1    Average     1-5     Average    6-10     Average   Over 10    Average
                                       Year      Yield     Years     Yield     Years     Yield     Years      Yield     Total
                                     -------   --------   ------   --------   ------   --------   -------   --------   ------
                                                                      (Dollars In Thousands)
State and municipal
  obligations ................        $   10     4.40%    $   45     4.40%    $   71     4.40%    $   17      4.40%    $  143
Corporate debt securities ....         1,981     3.90      1,018     4.03         --       --         --        --      2,999
U.S. government agency
  securities .................            --       --         --       --        245     3.10        243      4.00        488
FHLMC Stock ..................         1,527     1.63         --       --         --       --         --        --      1,527
                                      ------              ------              ------              ------               ------
  Total ......................        $3,518              $1,063              $  316              $  260               $5,157
                                      ======              ======              ======              ======               ======

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

      At December 31, 2004, $10.9 million or 12.5% of total deposits consisted of public deposits from local municipalities or local government agencies. At December 31, 2003, such public deposits amounted to $15.0 million.

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

                                                                            At December 31,
                                        ---------------------------------------------------------------------------------------
                                                    2004                          2003                          2002
                                        ----------------------------   ---------------------------   --------------------------
                                                   Percent   Average             Percent   Average             Percent  Average
                                                     of       Rate                 of       Rate                 of      Rate
                                        Amount    Deposits    Paid     Amount   Deposits    Paid     Amount   Deposits   Paid
                                        -------   --------   -------   -------  --------   -------   -------  --------  -------
                                                                          (Dollars In Thousands)
Transaction accounts:
  Demand deposits ................      $12,051      13.9%      0.77%  $12,703     14.4%       .46%  $17,505     19.6%     1.10%
  Savings and money market
     deposits ....................       19,557      22.4        .63    23,492     26.6        .65    16,682     18.6      1.70
                                        -------   -------              -------  -------              -------  -------
    Total transaction accounts ...       31,608      36.3        .68    36,195     41.0        .58    34,187     38.2      1.40
                                        -------   -------              -------  -------              -------  -------
Certificate accounts:
  up to 3.99% ....................       50,821      58.5       2.40    45,462     51.5       2.25    40,402     45.2      2.82
  4.00% - 5.99% ..................        3,831       4.4       4.42     5,694      6.4       4.77    11,121     12.4      4.92
  6.00% - 7.99% ..................          679        .8       6.51       977      1.1       6.32     3,710      4.2      6.44
                                        -------   -------              -------  -------              -------  -------
    Total certificate accounts ...       55,331      63.7       2.59    52,133     59.0       2.60    55,233     61.8      4.35
                                        -------   -------              -------  -------              -------  -------
      Total deposits .............      $86,939     100.0%             $88,328    100.0%             $89,420    100.0%
                                        =======   =======              =======  =======              =======  =======

      The following table sets forth the savings activities of Peoples Federal during the periods indicated.

                                                   Year Ended December 31,
                                             ----------------------------------
                                               2004         2003         2002
                                             --------     --------     --------
                                                       (In Thousands)
   Total deposits at beginning of period ..  $ 88,328     $ 89,420     $ 90,429
   Net withdrawals ........................    (2,815)      (3,013)      (3,916)
   Interest credited ......................     1,426        1,921        2,907
                                             --------     --------     --------
     Total deposits at end of period ......  $ 86,939     $ 88,328     $ 89,420
                                             ========     ========     ========

      The following table shows the interest rate and maturity information for Peoples Federal's certificates of deposit at December 31, 2004.

                                                         Maturity Date
                    ----------------------------------------------------------------------------------------
Interest Rate       One Year or Less    Over 1-2 Years     Over 2-3 Years      Over 3 Years           Total
-------------       ----------------    --------------     --------------      ------------           -----
                                                         (In Thousands)
up to 3.99%              $38,027            $10,584            $ 1,783            $   427            $50,821
4.00% - 5.99%              2,643                202                 53                933              3,831
6.00% - 7.99%                679                 --                 --                 --                679
                         -------            -------            -------            -------            -------
  Total                  $41,349            $10,786            $ 1,836            $ 1,360            $55,331
                         =======            =======            =======            =======            =======

      As of December 31, 2004, the aggregate amount of outstanding time certificates of deposit at Peoples Federal in amounts greater than or equal to $100,000, was approximately $19.3 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                              December 31, 2004
                                                              -----------------
                                                                (In Thousands)
3 months or less .........................................         $ 3,710
Over 3 months through 6 months ...........................           2,006
Over 6 months through 12 months ..........................           8,945
Over 12 months ...........................................           4,595
                                                                   -------
 Total ...................................................         $19,256
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

      As of December 31, 2004, Peoples Federal was permitted to borrow up to $55.4 million from the Federal Home Loan Bank of Indianapolis. Peoples Federal had $17.5 million in Federal Home Loan Bank advances outstanding at December 31, 2004 compared to $2.0 million at December 31, 2003. The increased borrowings were used as a complement to deposits in order to fund loan growth.

      The following table shows certain information regarding the borrowings of Peoples Federal at or for the dates indicated:

                                                      At or for the Year Ended December 31,
                                                      -------------------------------------
                                                           2004        2003        2002
                                                         -------     -------     -------
                                                              (Dollars In Thousands)
      Federal Home Loan Bank open line of credit:
        Average balance outstanding .................    $10,899     $   175     $   154
        Maximum amount outstanding at any
          month-end during the period ...............     19,500       2,500       1,000
        Balance outstanding at end of period ........     17,500       2,000       1,000
        Average interest rate during the period .....       2.28%       1.71%       1.30%
        Weighted average interest rate at end of
          period ....................................       2.89%       1.75%       1.62%

      PFS Bancorp had other borrowings of $3.5 million as of December 31, 2004. The funds were used to pay a special dividend in October 2004. This line of credit was repaid in full in January 2005. The interest rate on this line of credit was prime and it was secured by the common stock of Peoples Federal. PFS Bancorp had no borrowings in prior years.

      The following table shows certain information regarding the short-term borrowings of PFS Bancorp at or for the dates indicated:

                                                       At or for the Year Ended December 31,
                                                       -------------------------------------
                                                         2004           2003          2002
                                                        ------         ------        ------
                                                               (Dollars In Thousands)
      Open line of credit:
        Average balance outstanding ................    $  650         $   --        $   --
        Maximum amount outstanding at any
          month-end during the period ..............     3,500             --            --
        Balance outstanding at end of period .......     3,500             --            --
        Average interest rate during the period ....      5.08%            --%           --%
        Weighted average interest rate at end of
          period ...................................      5.25%            --%           --%

Subsidiaries

      At December 31, 2004, Peoples Federal had no subsidiaries.

Total Employees

      Peoples Federal had 31 full-time employees and four part-time employees at December 31, 2004. None of these employees are represented by a collective bargaining agent, and Peoples Federal believes that it enjoys good relations with its personnel.

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

Competition

      Peoples Federal faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Peoples Federal faces significant competition for investors' funds from short- term money market securities, mutual funds and other corporate and government securities. Peoples Federal does not rely upon any individual group or entity for a material portion of its deposits. The ability of Peoples Federal to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

General

      Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of PFS Bancorp and Peoples Federal can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Office of Thrift Supervision, the Federal Reserve Board, the FDIC, the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

      Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to PFS Bancorp and Peoples Federal establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of Peoples Federal and the public, rather than stockholders of Peoples Federal or PFS Bancorp.

      Federal law and regulations establish supervisory standards applicable to the lending activities of Peoples Federal, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

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

Peoples Federal

      General. The Office of Thrift Supervision is Peoples Federal's chartering authority and primary federal regulator. The Office of Thrift Supervision has extensive authority over the operations of federally chartered savings institutions. As part of this authority, federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation ("FDIC"). Peoples Federal also is subject to regulation by the FDIC and to requirements established by the Federal Reserve Board. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC.

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

      o "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk- weighted" assets.

      Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Peoples Federal had $33,000 of intangible assets, comprised of pre-paid software, at December 31, 2004 (reflecting the re-categorization by the OTS during fiscal 2003 of pre-paid software as an intangible asset). Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Peoples Federal's regulatory capital.

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

      At December 31, 2004, Peoples Federal exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 16.9%, 16.9% and 28.7%, respectively.

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

                                            Total                    Tier 1                  Tier 1
       Capital Category              Risk Based Capital        Risk Based Capital       Leverage Capital
------------------------------       ------------------        ------------------       ----------------
Well capitalized                         10% or more               6% or more              5% or more

Adequately capitalized                   8% or more                4% or more              4% or more

Undercapitalized                        Less than 8%              Less than 4%            Less than 4%
--------------------------------------------------------------------------------------------------------

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

      At December 31, 2004, Peoples Federal was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2004, the qualified thrift investments of Peoples Federal were approximately 80.9% of its portfolio assets.

      Federal Home Loan Bank System. Peoples Federal is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2004, Peoples Federal had $17.5 million in FHLB advances.

      As a member, Peoples Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2004, Peoples Federal had $975,000 in FHLB stock, which was in compliance with this requirement.

      The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2004, dividends to Peoples Federal amounted to $35,000. The dividends from the FHLB in 2004 were stock dividends.

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

      At December 31, 2004, the federal income tax reserves of Peoples Federal included $1.2 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of Peoples Federal in connection with the conversion, the retained earnings of Peoples Federal are substantially restricted.

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

      Peoples Federal's federal income tax returns for the tax year ended December 31, 2003, 2002 and 2001 are open under the statute of limitations and are subject to review by the Internal Revenue Service. Peoples Federal has not been audited by the Internal Revenue Service since 1998.

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

Item 2. Description of Property
-------------------------------

Properties

      At December 31, 2004, Peoples Federal conducted its business from its headquarters office located in Aurora, Indiana and two branch offices.

      The following table sets forth certain information relating to Peoples Federal's offices at December 31, 2004.

                                                                         Net Book Value of
                                                                           Property and
                                                           Lease             Leasehold
                                         Owned or        Expiration       Improvements at          Deposits at
Location                                  Leased            Date         December 31, 2004      December 31, 2004
----------------------------             --------      --------------    -----------------      -----------------
                                                                                     (In Thousands)
Second and Bridgeway Streets
Aurora, Indiana                            Owned            N/A                 $383                 $72,597

330 Industrial Access Road
Rising Sun, Indiana                        Owned            N/A                  333                  11,408

705 E. Main Street
Vevay, Indiana                            Leased       Month to Month             27                   2,934

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      Not applicable

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

(a) The information required herein, to the extent applicable, is incorporated by reference from page 2 of Peoples Federal's 2004 Annual Report to Stockholders filed as Exhibit 13 hereto ("2004 Annual Report").

    The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

                                 Number of Shares to be Issued Upon      Weighted-Average           Number of Shares Remaining
                                    the Exercise of Outstanding          Exercise Price of                   Available
                                              Options,                      Outstanding        for Future Issuance (Excluding Shares
        Plan Category                  Warrants and Rights(1)                 Options              Reflected in the First Column)
-------------------------------  ----------------------------------      -----------------     -------------------------------------
Equity Compensation Plans
   Approved by Security Holders                92,098                         $ 13.22                         129,401
Equity Compensation Plans Not
   Approved by Security Holders                    --                              --                              --
                                               ------                         -------                         -------
Total                                          92,098                         $ 13.22                         129,401
                                               ======                         =======                         =======

----------
(1) Includes 12,782 shares that have been granted to directors and employees and held in the 2002 Recognition and Retention Plan Trust as of December 31, 2004 and 79,316 in stock options that have been granted from the 2002 Stock Option Plan.

(b)   Not applicable.

(c)   Not applicable.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

      The information required herein is incorporated by reference from pages 5 to 13 of the 2004 Annual Report.

Item 7. Financial Statements
----------------------------

      The information required herein is incorporated by reference from pages 14 to 42 of the 2004 Annual Report.

Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      Not applicable

Item 8A. Controls and Procedures
--------------------------------

      The Company's management reviews the system of internal controls with a view towards continuous improvement. In this regard, management became aware that security access logs were not being completely reviewed on a daily basis. The Company's Audit Committee was advised by its independent registered public accounting firm that this was a significant deficiency as defined in the auditing literature. Management has implemented corrective action with respect to this matter and has provided for complete daily reviews of security access logs. The Company's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rule 13a-15(c) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based upon the evaluation and the corrective actions discussed above, the Chief Executive officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

Item 8B. Other Information
--------------------------

      Not applicable

                                    PART III

Item 9. Directors and Executive Officers of the Registrant
----------------------------------------------------------

      The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers," "-Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics for Directors, Executive Officers and Financial Professionals" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 ("Proxy Statement").

Item 10. Executive Compensation
-------------------------------

      The information required herein is incorporated by reference from the section captioned "Executive Compensation" in the Proxy Statement.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

      The information required herein is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement and Item 5 of this Form 10- KSB.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

      The information required herein is incorporated by reference from the section captioned "Indebtedness of Management and Related Party Transactions" in the Proxy Statement.

Item 13. Exhibits
-----------------

      (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2004 Annual Report:

            Report of Independent Registered Public Accountants.

            Consolidated Statements of Financial Condition as of December 31, 2004 and December 31, 2003.

            Consolidated Statements of Earnings for the Years Ended December 31, 2004 and 2003.

            Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004 and 2003.

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003.

            Notes to Consolidated Financial Statements.

      The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

             No.     Exhibits                                                                        Location
             ---     --------                                                                        --------
             3.1     Articles of Incorporation of PFS Bancorp, Inc.                                     (1)

             3.2     Bylaws of PFS Bancorp, Inc.                                                        (1)

             4.0     Stock Certificate of PFS Bancorp, Inc.                                             (1)

            10.1     PFS Bancorp, Inc. 2002 Stock Option Plan                                           (2)

            10.2     PFS Bancorp, Inc. 2002 Recognition and Retention Plan and
                            Trust Agreement                                                             (2)

            10.3     Executive Officers and Directors Deferred Compensation Plan                  Filed Herewith

            13.0     Annual Report to Stockholders                                                Filed Herewith

            31.1     Certification of Chief Executive Officer Pursuant to Rules 13a-14 and
                            15d-14 of the Securities and Exchange Act of 1934 and Section 302
                            of the Sarbanes-Oxley Act of 2002                                     Filed Herewith

            31.2     Certification of Chief Financial Officer Pursuant to Rules 13a-14 and
                            15d-14 of the Securities Exchange Act of 1934 and Section 302 of
                            the Sarbanes-Oxley Act of 2002                                        Filed Herewith

            32.0     Certifications Pursuant Section 906 of the Sarbanes-Oxley Act of 2002
                            (18 U.S.C. 1350)                                                      Filed Herewith

----------

      (1) Incorporated herein by reference from PFS Bancorp's Registration Statement on Form SB-2, as amended, filed with the SEC on June 22, 2001 (File No. 333-63696).

      (2)  Incorporated  herein  by  reference  from  PFS  Bancorp's  Definitive
Schedule 14A filed with the SEC on March 25, 2002 (File No. 000-33233).

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

                              PFS BANCORP, INC.


                              By /s/ Mel E. Green
                                 -----------------------------------------------
                                 Mel E. Green
                                 President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                                 Title                         Date
--------------------------    --------------------------------------    --------------

/s/ Mel E. Green              President, Chief Executive Officer and    March 29, 2005
--------------------------    Director (principal executive officer)
Mel E. Green


/s/ Stuart M. Suggs           Corporate Treasurer, Vice President,      March 29, 2005
--------------------------    Chief Operating Officer and
Stuart M. Suggs               Chief Financial Officer (principal
                              financial and accounting officer)


/s/ Robert L. Laker           Chairman of the Board                     March 29, 2005
--------------------------
Robert L. Laker


/s/ Jack D. Tandy             Secretary and Director                    March 29, 2005
--------------------------
Jack D. Tandy


/s/ Gilbert L. Houze          Director                                  March 29, 2005
--------------------------
Gilbert L. Houze


/s/ Dale R. Moeller           Director                                  March 29, 2005
--------------------------
Dale R. Moeller


/s/ Carl E. Petty             Director                                  March 29, 2005
--------------------------
Carl E. Petty