Form 10QSB
period 2005-03-31
PFS BANCORP INC
filed 2005-05-16
CIK 1143330

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005
                              __________________________

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from ____________ to _______________


Commission File Number:    033233
                       ____________


                            PFS BANCORP, INC.
______________________________________________________________________________
     (Exact name of small business issuer as specified in its charter)


     Indiana                                              35-2142534
_______________________________              _________________________________
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


              Second & Bridgeway Streets, Aurora, Indiana  47001
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

Yes [X]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
May 16, 2005  -   1,473,728 shares of common stock
__________________________________________________


Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]



                                Page 1 of 16

                              INDEX

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION

     Consolidated Statements of Financial Condition            3

     Consolidated Statements of Earnings                       4

     Consolidated Statements of Comprehensive Income           5

     Consolidated Statements of Cash Flows                     6

     Notes to Consolidated Financial Statements                8

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                               11

     Controls and Procedures                                  14


PART II -OTHER INFORMATION                                    15

SIGNATURES                                                    16













                             PFS Bancorp, Inc.

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (In thousands, except share data)

                                                                                 March 31,   December 31,
     ASSETS                                                                           2005        2004
                                                                               (unaudited)
Cash and due from banks                                                         $   1,250    $     995
Interest-bearing deposits in other financial institutions                           4,710        6,489
                                                                                 --------     --------
     Cash and cash equivalents                                                      5,960        7,484

Investment securities designated as available for sale -
  at market                                                                         4,763        5,014
Investment securities held to maturity - at amortized cost, which
  approximates market                                                                 133          143
Loans receivable - net                                                            120,246      114,673
Office premises and equipment - at depreciated cost                                   901          940
Federal Home Loan Bank stock - at cost                                              1,075          975
Accrued interest receivable                                                           500          441
Prepaid expenses and other assets                                                     120           64
Prepaid income taxes                                                                  -             20
Deferred income taxes                                                                   2         -
                                                                                 --------     --------
     Total assets                                                                $133,700     $129,754
                                                                                 ========     ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                        $  90,227    $  86,939
Advances from the Federal Home Loan Bank                                           21,500       17,500
Note payable                                                                          -          3,500
Advances by borrowers for taxes and insurance                                         245          201
Accrued interest payable                                                               12           11
Other liabilities                                                                   1,225        1,061
Accrued federal income taxes                                                            9         -
Deferred income taxes                                                                 -             13
                                                                                 --------     --------
     Total liabilities                                                            113,218      109,225

Commitments                                                                           -           -

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                                  -           -
  Common stock - 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued                                                            16           16
  Additional paid-in capital                                                       15,106       15,106
  Retained earnings - restricted                                                    7,409        7,298
  Less 77,565 shares of treasury stock - at cost                                   (1,282)      (1,282)
  Shares acquired by stock benefit plans                                           (1,608)      (1,608)
  Accumulated other comprehensive income - unrealized gains on
    securities designated as available for sale, net of related tax effects           841          999
                                                                                 --------     --------
     Total shareholders' equity                                                    20,482       20,529
                                                                                 --------     --------
     Total liabilities and shareholders' equity                                  $133,700     $129,754
                                                                                 ========     ========

                             PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                  For the three months ended March 31,
                 (In thousands, except per share data)


                                                          2005       2004
Interest income
  Loans                                                 $1,531     $1,277
  Investment securities                                     53         85
  Interest-bearing deposits and other                       24         10
                                                         -----      -----
     Total interest income                               1,608      1,372

Interest expense
  Deposits                                                 421        369
  Borrowings                                               179         23
                                                         -----      -----
     Total interest expense                                600        392
                                                         -----      -----

     Net interest income                                 1,008        980

Provision for losses on loans                               24         24
                                                         -----      -----
     Net interest income after provision for
       losses on loans                                     984        956

Other income
   Gain on sale of investment securities                    51      -
   Service charges                                          73         80
   Other operating                                          44         38
                                                         -----      -----
     Total other income                                    168        118

General, administrative and other expense
  Employee compensation and benefits                       472        427
  Occupancy, equipment and automobile                       84         84
  Data processing                                           72         62
  Other operating                                          154        134
                                                         -----      -----
     Total general, administrative and other expense       782        707
                                                         -----      -----
     Earnings before income taxes                          370        367

Income taxes
  Current                                                   82        150
  Deferred                                                  67        -
                                                         -----      -----
     Total income taxes                                    149        150
                                                         -----      -----
     NET EARNINGS                                       $  221     $  217
                                                         =====      =====
     EARNINGS PER SHARE
       Basic                                              $.16       $.16
                                                           ===        ===
       Diluted                                            $.16       $.16
                                                           ===        ===

                            PFS Bancorp, Inc.

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                  For the three months ended March 31,
                            (In thousands)

                                                                               2005       2004
Net earnings                                                                   $221       $217

Other comprehensive income, net of tax effects:

Unrealized holding gains (losses) on securities during the period,
    net of taxes (benefits) of $(99) and  $8 in 2005 and 2004, respectively    (192)        16

Reclassification adjustment for realized gains included in earnings,
   net of taxes of $17 in 2005.                                                  34        -
                                                                               ----       ----
Comprehensive income                                                           $ 63       $233
                                                                               ====       ====
Accumulated comprehensive income                                               $841       $875
                                                                               ====       ====






















                                 PFS Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       For the three months ended March 31,
                                 (In thousands)

                                                                              2005       2004
Cash flows from operating activities:
  Net earnings for the period                                              $   221    $   217
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of deferred loan origination fees                             (11)       (10)
    Amortization of premiums and discounts on investment securities - net       11         17
    Federal Home Loan Bank stock dividends                                     (10)        (9)
    Depreciation                                                                39         40
    Provision for losses on loans                                               24         24
    Gain on sale of investment securities                                      (51)      -
    Deferred compensation liability                                             11         13
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                              (59)        (6)
      Prepaid expenses and other assets                                        (56)       (15)
      Other liabilities                                                        153        144
      Accrued interest payable                                                   1          2
      Income taxes
        Current                                                                 29         78
        Deferred                                                                67        -
                                                                            ------     ------
           Net cash provided by operating activities                           369        495

Cash flows used in investing activities:
  Purchase of investment securities designated as available for sale           -       (5,984)
  Proceeds from maturities and repayment of investment securities               10        209
  Proceeds from sale of investment securities                                   52      5,950
  Loan principal repayments                                                  6,535      5,539
  Loan disbursements                                                       (12,121)    (8,639)
  Purchase of office premises and equipment                                    -           (5)
  Purchase of Federal Home Loan Bank stock                                     (90)       -
                                                                            ------     ------
           Net cash used in investing activities                            (5,614)    (2,930)

Cash flows provided by financing activities:
  Net increase (decrease) in deposits                                        3,288     (1,360)
  Repayment of note payable                                                 (3,500)       -
  Proceeds from Federal Home Loan Bank advances                              6,000      4,000
  Repayment of Federal Home Loan Bank advances                              (2,000)       -
  Advances by borrowers for taxes and insurance                                 44         37
  Dividends paid on common stock                                              (111)      (111)
                                                                            ------     ------
           Net cash provided by financing activities                         3,721      2,566
                                                                            ------     ------
Net (decrease) increase in cash and cash equivalents                        (1,524)       131

Cash and cash equivalents at beginning of period                             7,484      5,187
                                                                            ------     ------
Cash and cash equivalents at end of period                                 $ 5,960    $ 5,318
                                                                            ======     ======

                                 PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                        2005       2004
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                       $  53      $  35
                                                                         ===        ===
    Interest on deposits and borrowings                                $ 599      $ 390
                                                                         ===        ===
Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                               $(192)     $  16
                                                                         ===        ===
  Transfers from loans to real estate acquired through
    foreclosure                                                        $ -        $  50
                                                                         ===        ===




























                             PFS Bancorp, Inc.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three months ended March 31, 2005 and 2004


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

1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company for the year ended December 31, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of PFS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Peoples Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share
    -------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 75,597 and 86,632 unallocated ESOP shares, totaled 1,398,131 and 1,387,096 for the three month periods ended March 31, 2005 and 2004, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                                      March 31,
                                                 2005          2004

Weighted-average common shares
  outstanding (basic)                       1,398,131     1,387,096
Dilutive effect of assumed exercise
  of stock options                             19,158         9,405
                                            ---------     ---------
Weighted-average common shares
  outstanding (diluted)                     1,417,289     1,396,501
                                            =========     =========

                            PFS Bancorp, Inc.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            For the three months ended March 31, 2005 and 2004


4.  Stock Option Plan
    -----------------

The Board of Directors had previously adopted the PFS Bancorp, Inc. Stock Option Plan (the "Plan") which provides for the issuance of 152,088 shares of authorized but unissued shares of common stock at fair value at the date of grant. Stock options were granted in June 2003 for 79,316 (adjusted) shares at an exercise price equal to fair value of $13.22 (adjusted for the $5.00 special dividend in 2004). The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant and each option has an exercise period to ten years from the grant date.

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

                                                           Three months ended
                                                                March 31,
                                                              2005    2004

Net earnings (In thousands)           As reported             $221    $217
             Stock-based compensation, net of tax               (9)     (7)
                                                               ---     ---

                                        Pro-forma             $212    $210
                                                               ===     ===
Earnings per share
  Basic                               As reported             $.16    $.16
             Stock-based compensation, net of tax             (.01)   (.01)
                                                               ---     ---

                                        Pro-forma             $.15    $.15
                                                               ===     ===

  Diluted                             As reported             $.16    $.16
             Stock-based compensation, net of tax             (.01)   (.01)
                                                               ---     ---

                                        Pro-forma             $.15    $.15
                                                               ===     ===

                              PFS Bancorp, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             For the three months ended March 31, 2005 and 2004


4.  Stock Option Plan (continued)
    -----------------

A summary of the status of the Plan as of March 31, 2005 and December 31, 2004 and 2003 is presented below:

                                           March 31,                    December 31,
                                             2005               2004                 2003
                                               Weighted-           Weighted-             Weighted-
                                                average             average               average
                                                exercise            exercise              exercise
                                       Shares    price     Shares     price    Shares      price
Outstanding at beginning of period     79,316    $13.22    79,316    $13.22       -      $    -
Granted                                   -          -        -          -     79,316      13.22
Exercised                                 -          -        -          -        -           -
Forfeited                                 -          -        -          -        -           -
                                       ------     -----    ------     -----    ------      -----

Outstanding at end of period           79,316    $13.22    79,316    $13.22    79,316    $ 13.22
                                       ======     =====    ======     =====    ======      =====

Options exercisable at period-end      15,863    $13.22    15,863    $13.22       -      $    -
                                       ======     =====    ======     =====    ======      =====
Weighted-average fair value of
   options granted during the period                N/A                 N/A              $  3.82
                                                  =====               =====                =====


The following information applies to options outstanding at March 31, 2005:

Number outstanding                                       79,316
Exercise price                                           $13.22
Weighted-average exercise price                          $13.22
Weighted-average remaining contractual life          8.25 years

5.  Critical Accounting Policies
    ----------------------------

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or changes in the financial condition of borrowers. Management believes that its critical accounting policies primarily focuses on determining the allowance for loan losses. The Company's critical accounting policies are discussed in detail in its Annual Report for the year ended December 31, 2004 (incorporated by reference into the Company's 10-KSB filing) in Note A of the Notes to the Consolidated Financial Statements under "Allowance for Loan Losses." If management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for losses on loans decrease.


                            PFS Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December  31, 2004 to
March 31, 2005
--------------------------------------------------------------------

At March 31, 2005, the Company's assets totaled $133.7 million, an increase of $3.9 million, or 3.0%, compared to total assets at December 31, 2004. The increase in assets was comprised primarily of a $5.6 million, or 4.9%, increase in loans receivable which was principally funded by additional deposits of $3.3 million.

Liquid assets (i.e. cash and interest-bearing deposits) decreased by $1.5 million, or 20.4%, from December 31, 2004 levels, to a total of $6.0 million at March 31, 2005. Investment securities available for sale totaled $4.8 million at March 31, 2005, a decrease of $251,000, or 5.0%, from December 31, 2004 levels. The decrease in investment securities was due to a sale of securities totaling $52,000 and a decrease in the market value of the investment securities during the three month period.

As previously stated, loans receivable increased by $5.6 million, or 4.9%, during the three month period ended March 31, 2005, to a total of $120.2 million. Loan disbursements amounted to $12.1 million and were partially offset by principal repayments of $6.5 million. During the three months ended March 31, 2005, loan originations were comprised of $5.9 million in loans secured by one- to four-family residential real estate, $3.5 million in loans secured by commercial and nonresidential real estate and $2.7 million in consumer and other loans.

The allowance for loan losses totaled $856,000 and $833,000 at March 31, 2005 and December 31, 2004, respectively. Nonperforming and impaired loans totaled $422,000 and $816,000 at March 31, 2005 and December 31, 2004, respectively. The decrease in nonperforming and impaired loans was primarily due to the repayment in full of a $500,000 nonperforming loan during the quarter ended March 31, 2005. The allowance for loan losses represented 202.8% and 102.1% of nonperforming and impaired loans as of March 31, 2005 and December 31, 2004, respectively. The allowance represented approximately .70% of the total loan portfolio at March 31, 2005 and December 31, 2004. At March 31, 2005, nonperforming and impaired loans were comprised of $329,000 in loans secured by one- to four-family residential real estate and $93,000 in commercial, consumer and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any additional material losses on such loans. Although management believes that its allowance for loan losses at March 31, 2005 was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Deposits totaled $90.2 million at March 31, 2005, an increase of $3.3 million, or 3.8%, from December 31, 2004 levels. While management generally strives to maintain a moderate level of growth in deposits through marketing and pricing strategies, the current rise in interest rates have contributed to the increase in deposits as depositors are attracted by the higher yields. The increase in deposits was used to fund increased loan demand. Federal Home Loan Bank advances increased by $4.0 million to $21.5 million at March 31, 2005. The increase in advances was used to pay down the $3.5 million line of credit to zero.

Shareholders' equity amounted to $20.5 million at both March 31, 2005 and December 31, 2004. During the quarter, shareholders' equity increased from the net earnings of $221,000, which was reduced by a net $158,000 decrease in unrealized gains on securities designated as available for sale and by the payment of dividends of $111,000.

The Saving Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2005, the Savings Bank's regulatory capital was well in excess of the minimum capital requirements.

                            PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2005 and 2004
-----------------------------------------------------------------

General
-------

Net earnings for the three months ended March 31, 2005 amounted to $221,000, an increase of $4,000, or 1.8%, compared to the $217,000 in net earnings reported for the three month period ended March 31, 2004. The increase in earnings was due primarily to a $28,000, or 2.9%, increase in net interest income and a $50,000, or 42.4%, increase in other income, which were partially offset by a $75,000, or 10.6%, increase in general, administrative and other expense.

Net Interest Income
-------------------

Total interest income amounted to $1.6 million for the three-month period ended March 31, 2005, an increase of $236,000, or 17.2%, from the same period in 2004. Interest income on loans totaled $1.5 million during the 2005 period, an increase of $254,000, or 19.9%, from the 2004 period. This increase was due primarily to a $16.6 million, or 16.2%, increase in the average balance of loans outstanding quarter to quarter, coupled with a 16 basis point increase in the weighted-average yield to 5.14% for the quarter ended March 31, 2005. The increase in the average balance was due to the growth in the loan portfolio, in particular, commercial and nonresidential real estate. The increase in yield was due to the upward repricing of our adjustable rate mortgages reflecting recent increases in market interest rates.

Interest income on investment securities decreased by $32,000, or 37.6%, for the three months ended March 31, 2005, compared to the same quarter in 2004. This decline was due primarily to a $4.8 million, or 44.3%, decrease in the average balance outstanding which was partially offset by a 37 basis point increase in the weighted-average yield to 3.51% for the quarter ended March 31, 2005. The decrease in the average balance of investment securities was primarily due to the maturity of investment securities which was used to partially pay a $5.00 per share special dividend in October 2004. Interest income on other interest-bearing deposits increased by $14,000, or 140.0%, during the three months ended March 31, 2005, compared to the same period in 2004, due primarily to a 120 basis point increase in the weighted-average yield, to 2.14% for the 2005 quarter, coupled with a $220,000, or .5%, increase in the average balance outstanding for the three month period. The increase in the weighted average yield of interest-bearing deposits was primarily due to the rise in short term interest rates.

Interest expense on deposits totaled $421,000 for the three month period ended March 31, 2005, an increase of $52,000, or 14.1%, from the $369,000 recorded for the same period in 2004. The increase in interest on deposits was due primarily to a 23 basis point increase in the weighted-average cost of deposits in the 2005 period, coupled with a $785,000, or .9%, increase in the average balance outstanding quarter to quarter. Interest expense on borrowings increased by $156,000 to $179,000 for the three month period ended March 31, 2005, as compared to $23,000 in borrowing costs in the 2004 quarter. The increase in borrowing costs is due to a $16.8 million increase in the average borrowings outstanding quarter to quarter. The increase in borrowings was also used to fund increased loan demand.

                             PFS Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2005 and 2004 (continued)
-----------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management elected to record a provision for losses on loans totaling $24,000 for each of the quarters ending March 31, 2005 and 2004. The current period provision was predicated primarily upon the continuing change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, as well as an increase in the size of the loan portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover estimated loan losses in the future.

Other Income
------------

Other income totaled $168,000 for the three month period ended March 31, 2005, an increase of $50,000, or 42.4%, over the same period in 2004. The increase in other income was due primarily to a $51,000 gain from the sale of investment securities. Excluding the investment securities gain, other income would have decreased by $1,000 from quarter to quarter. This decline is a result of a $7,000, or 8.8%, decrease in service charge fees which was partially offset by a $6,000, or 15.8%, increase in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $782,000 for the three months ended March 31, 2005, an increase of $75,000, or 10.6%, compared to the same quarter in 2004. This increase was due primarily to a $45,000, or 10.5%, increase in employee compensation and benefits, a $20,000, or 14.9%, increase in other operating expenses and a $10,000, or 16.1%, increase in data processing expenses. The increase in employee compensation and benefits was due to pension costs totaling $51,000. Excluding the pension expense, employee compensation and benefits decreased $6,000, or 1.4%, quarter to quarter. The increase in other operating expenses is primarily due to increased check processing costs and legal expense related to the on-going compliance costs of being a stock company.

Income Taxes
------------

The income tax provision totaled $149,000 for the three month period ended March 31, 2005, a decrease of $1,000, or .7%, compared to the same quarter in 2004. The income tax provision includes expense for federal and Indiana state income taxes. The combined effective tax rates were 40.3% and 40.9% for the three month periods ended March 31, 2005 and 2004, respectively.



                            PFS Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


Subsequent Events
-----------------

On May 4, 2005, the Company announced that it entered into an agreement and plan of merger with Peoples Community Bancorp, Inc. (Peoples Community), whereby Peoples Community will pay $23.00 per share in cash, or approximately $33.8 million in the aggregate, for 100% of the outstanding common shares of the Company. The transaction is subject to shareholder and regulatory approval with a tentative closing date in the fourth quarter of calendar 2005.


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

ITEM 3:  Controls and Procedures
         -----------------------

The Company's management reviews the systems of internal controls with a view towards continuous improvement. In this regard, management became aware that security access logs were not being reviewed. Management has implemented corrective action with respect to this matter and is currently reviewing access logs on a weekly basis and more frequently if the situation warrants it. The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.








                             PFS Bancorp, Inc.
                                  PART II


ITEM 1.   Legal Proceedings
          -----------------

          Not applicable

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On May 5, 2005, the Company held its Annual Meeting of
          Shareholders. Two matters were submitted to the shareholders for a vote. The shareholders elected two directors to terms expiring in 2008 by the following votes:

                                   For                 Withheld
                                   ---                 --------

          Robert L. Laker          1,245,186            79,583
          Mel E. Green             1,221,716           103,053

          Directors whose terms are continuing are Gilbert L. Houze and Jack D. Tandy with terms expiring in 2006 and Dale R. Moeller and Carl E. Petty with terms expiring in 2007.

          The shareholders also ratified the selection of Grant
          Thornton LLP as the Company's auditors for the 2005 fiscal year by the following vote:

                For:  1,321,044    Against:  3,214   Abstain:  510

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


Date:   May 16, 2005                By:  /s/Mel E. Green
      -------------------------          --------------------------
                                         Mel E. Green
                                         President and Chief Executive Officer



Date:   May 16, 2005                By:  /s/Stuart M. Suggs
      -------------------------          --------------------------
                                         Stuart M. Suggs
                                         Corporate Treasurer, Chief Operating
                                          Officer, and Chief Financial Officer





























