Form 10QSB
period 2005-06-30
PFS BANCORP INC
filed 2005-08-15
CIK 1143330

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-QSB

                               (Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2005
                              _______________________________________________


                                   OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from ____________ to _______________


Commission File Number:    033233
                       ______________


                             PFS BANCORP, INC.
______________________________________________________________________________
    (Exact name of small business issuer as specified in its charter)



           Indiana                                      35-2142534
__________________________________         ___________________________________
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)



            Second & Bridgeway Streets, Aurora, Indiana  47001
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

Yes [X]     No [   ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
August 12, 2005 - 1,473,728 shares of common stock
_________________________________________________________

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                             Page 1 of 18

                                 INDEX

                                                               Page
                                                               ----
PART I-FINANCIAL INFORMATION

     Consolidated Statements of Financial Condition               3

     Consolidated Statements of Earnings                          4

     Consolidated Statements of Comprehensive Income              5

     Consolidated Statements of Cash Flows                        6

     Notes to Consolidated Financial Statements                   8

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                  11

     Controls and Procedures                                     16


PART II -OTHER INFORMATION                                       17

SIGNATURES                                                       18






















                           PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (In thousands, except share data)

                                                                            June 30,  December 31,
     ASSETS                                                                    2005       2004
                                                                          (unaudited)
Cash and due from banks                                                    $  1,381   $    995
Interest-bearing deposits in other financial institutions                     4,219      6,489
                                                                            -------    -------
     Cash and cash equivalents                                                5,600      7,484

Investment securities designated as available for sale -
  at market                                                                   4,054      5,014
Investment securities held to maturity - at amortized cost, which
  approximates market                                                           133        143
Loans receivable - net                                                      121,210    114,673
Office premises and equipment - at depreciated cost                             871        940
Federal Home Loan Bank stock - at cost                                        1,086        975
Accrued interest receivable                                                     560        441
Prepaid expenses and other assets                                               299         64
Prepaid income taxes                                                             19         20
Deferred income taxes                                                           148       -
                                                                            -------    -------
     Total assets                                                          $133,980   $129,754
                                                                            =======    =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                   $ 90,539   $ 86,939
Advances from the Federal Home Loan Bank                                     21,500     17,500
Note payable                                                                  -          3,500
Advances by borrowers for taxes and insurance                                   152        201
Accrued interest payable                                                         11         11
Other liabilities                                                             1,137      1,061
Deferred income taxes                                                         -             13
                                                                            -------    -------
     Total liabilities                                                      113,339    109,225

Commitments                                                                   -          -

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                          -          -
  Common stock - 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued                                                      16         16
  Additional paid-in capital                                                 15,106     15,106
  Retained earnings - restricted                                              7,534      7,298
  Less 77,565 shares of treasury stock - at cost                             (1,282)    (1,282)
  Shares acquired by stock benefit plans                                     (1,608)    (1,608)
  Accumulated other comprehensive income - unrealized gains on
    securities designated as available for sale, net of related tax effects     875        999
                                                                            -------    -------
     Total shareholders' equity                                              20,641     20,529
                                                                            -------    -------
     Total liabilities and shareholders' equity                            $133,980   $129,754
                                                                            =======    =======

                           PFS Bancorp, Inc.

                  CONSOLIDATED STATEMENTS OF EARNINGS

                 (In thousands, except per share data)

                                                       Six months ended   Three months ended
                                                            June 30,          June 30,
                                                         2005      2004     2005     2004
                                                                   (Unaudited)
Interest income
  Loans                                                $3,151    $2,558   $1,620   $1,281
  Investment securities                                   106       165       53       80
  Interest-bearing deposits and other                      50        19       26        9
                                                        -----     -----    -----    -----
     Total interest income                              3,307     2,742    1,699    1,370

Interest expense
  Deposits                                                889       709      468      340
  Borrowings                                              367        56      188       33
                                                        -----     -----    -----    -----
     Total interest expense                             1,256       765      656      373
                                                        -----     -----    -----    -----
     Net interest income                                2,051     1,977    1,043      997

Provision for losses on loans                              48        48       24       24
                                                        -----     -----    -----    -----
     Net interest income after provision for
       losses on loans                                  2,003     1,929    1,019      973

Other operating income
  Gain on sale of investment securities                    51       -        -        -
  Loss on sale of repossessed property                    -          (5)     -         (5)
  Service charges                                         156       165       83       85
  Other operating                                          91        82       47       44
                                                        -----     -----    -----    -----
     Total other income                                   298       242      130      124

General, administrative and other expense
  Employee compensation and benefits                      889       829      417      402
  Occupancy and equipment                                 164       163       80       79
  Data processing                                         141       124       69       62
  Federal deposit insurance premiums                       26        25       13       12
  Other operating                                         315       290      174      169
                                                        -----     -----    -----    -----
     Total general, administrative and other expense    1,535     1,431      753      724
                                                        -----     -----    -----    -----
     Earnings before income taxes                         766       740      396      373

Income taxes
  Current                                                 405       296      324      138
  Deferred                                                (96)        6     (164)      14
                                                        -----     -----    -----    -----
     Total income taxes                                   309       302      160      152
                                                        -----     -----    -----    -----
     NET EARNINGS                                      $  457    $  438   $  236   $  221
                                                        =====     =====    =====    =====
     EARNINGS PER SHARE
       Basic                                             $.33      $.32     $.17     $.16
                                                          ===       ===      ===      ===
       Diluted                                           $.32      $.31     $.16     $.15
                                                          ===       ===      ===      ===




                           PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (In thousands)

                                                                       Six months ended    Three months ended
                                                                            June 30,             June 30,
                                                                          2005    2004         2005     2004
                                                                                    (Unaudited)
Net earnings                                                              $457    $438         $236     $221

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(81), $6, $17 and $(2) for the
    respective periods                                                    (158)     12           34       (4)

  Reclassification adjustment for realized gains included in earnings,
     net of taxes of $17 in 2005                                            34     -            -        -
                                                                           ---     ---          ---      ---

Comprehensive income                                                      $333    $450         $270     $217
                                                                           ===     ===          ===      ===

Accumulated comprehensive income                                          $875    $871         $875     $871
                                                                           ===     ===          ===      ===




























                           PFS Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the six months ended June 30,
                            (In thousands)

                                                                             2005       2004
                                                                               (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                             $   457    $   438
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of deferred loan origination fees                            (23)       (21)
    Amortization of premiums and discounts on investment securities - net      21         33
    Dividends on Federal Home Loan Bank stock                                 (21)       (18)
    Depreciation                                                               79         79
    Provision for losses on loans                                              48         48
    Gain on sale of investment securities                                     (51)       -
    Loss on sale of repossessed property                                      -            5
    Deferred compensation liability                                            23        -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                            (119)       (16)
      Prepaid expenses and other assets                                      (235)         1
      Other liabilities                                                        53        216
      Accrued interest payable                                                -           (2)
      Income taxes
        Current                                                                 1        (75)
        Deferred                                                              (96)         6
                                                                           ------     ------
     Net cash provided by operating activities                                137        694

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale          -      (11,932)
  Proceeds from maturities and repayment of investment securities             760     12,844
  Proceeds from sale of investment securities                                  51        -
  Loan principal repayments                                                16,461     12,542
  Loan disbursements                                                      (23,023)   (20,763)
  Purchase of office premises and equipment                                   (10)        (4)
  Proceeds from sale of real estate acquired through foreclosure              -          214
  Purchase of FHLB Stock                                                      (90)       -
                                                                           ------     ------
     Net cash used in investing activities                                 (5,851)    (7,099)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                       3,600     (1,998)
  Repayment of note payable                                                (3,500)       -
  Proceeds from Federal Home Loan Bank advances                             6,000      8,000
  Repayment of Federal Home Loan Bank advances                             (2,000)       -
  Advances by borrowers for taxes and insurance                               (49)        66
  Dividends paid on common stock                                             (221)      (221)
                                                                           ------     ------
     Net cash provided by financing activities                              3,830      5,847
                                                                           ------     ------
Net decrease in cash and cash equivalents                                  (1,884)      (558)

Cash and cash equivalents at beginning of period                            7,484      5,187
                                                                           ------     ------
Cash and cash equivalents at end of period                                $ 5,600    $ 4,629
                                                                           ======     ======

                           PFS Bancorp, Inc.

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   For the six months ended June 30,
                            (In thousands)

                                                                      2005       2004
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                   $   420       $390
                                                                     =====        ===

    Interest on deposits and borrowings                            $ 1,256       $767
                                                                     =====        ===
Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                           $  (124)      $ 12
                                                                     =====        ===
  Transfers from loans to real estate acquired through
    foreclosure                                                    $   -         $ 50
                                                                     =====        ===





























                           PFS Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the six and three months ended June 30, 2005 and 2004


Forward-Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements and information relating to the Company that is based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company for the year ended December 31, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of PFS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Peoples Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share
    ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 75,597 and 86,632 unallocated ESOP shares at June 30, 2005 and 2004, respectively. Diluted earnings per share is computed by taking into consideration common shares outstanding and the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                          Six months ended      Three months ended
                                               June 30,               June 30,
                                         2005          2004       2005       2004
Weighted-average common shares
  outstanding (basic)                 1,398,131     1,387,096  1,398,131   1,387,096
Dilutive effect of assumed exercise
  of stock options                       29,856         9,325     31,502   9,218
                                      ---------     ---------  ---------   ---------
Weighted-average common shares
  outstanding (diluted)               1,427,987     1,396,421  1,429,633   1,396,314
                                      =========     =========  =========   =========

                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       For the six and three months ended June 30, 2005 and 2004


4.  Stock Option Plan
    -----------------

The Board of Directors had previously adopted the PFS Bancorp, Inc. Stock Option Plan (the "Plan") which provides for the issuance of 152,088 shares of authorized but unissued shares of common stock at fair value at the date of grant. Stock options were granted in June 2003 for 79,316 shares at an exercise price equal to fair value of $13.22 (adjusted for the $5.00 special dividend in 2004). The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant and each option has an exercise period of ten years from the grant date.

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

                                                 Six months ended   Three months ended
                                                     June 30,            June 30,
                                                   2005    2004         2005   2004
Net earnings (In thousands)       As reported      $457    $438         $236   $221
         Stock-based compensation, net of tax       (18)    (14)          (9)    (7)
                                                    ---     ---          ---    ---
                                    Pro-forma      $439    $424         $227   $214
                                                    ===     ===          ===    ===
Earnings per share
  Basic                           As reported      $.33    $.32         $.17   $.16
         Stock-based compensation, net of tax      (.02)   (.01)        (.01)  (.01)
                                                    ---     ---          ---    ---
                                    Pro-forma      $.31    $.31         $.16   $.15
                                                    ===     ===          ===    ===

  Diluted                         As reported      $.32    $.31         $.16   $.15
         Stock-based compensation, net of tax      (.01)   (.01)          -      -
                                                    ---     ---          ---    ---
                                    Pro-forma      $.31    $.30         $.16   $.15
                                                    ===     ===          ===    ===

                           PFS Bancorp, Inc.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       For the six and three months ended June 30, 2005 and 2004


4.  Stock Option Plan (continued)
    -----------------

A summary of the status of the Plan as of June 30, 2005 and December 31, 2004 and 2003 is presented below:

                                           June 30,                        December 31,
                                             2005                  2004                 2003
                                                Weighted-             Weighted-             Weighted-
                                                 average               average               average
                                                 exercise              exercise              exercise
                                       Shares     price      Shares     price      Shares     price
Outstanding at beginning of period     79,316     $13.22     79,316     $13.22        -      $  -
Granted                                   -          -          -          -       79,316     13.22
Exercised                                 -          -          -          -          -         -
Forfeited                                 -          -          -          -          -         -
                                       ------      -----     ------      -----     ------     -----
Outstanding at end of period           79,316     $13.22     79,316     $13.22     79,316    $13.22
                                       ======      =====     ======      =====     ======     =====
Options exercisable at period-end      31,726     $13.22     15,863     $13.22        -      $  -
                                       ======      =====     ======      =====     ======     =====
Weighted-average fair value of
  options granted during the period                 N/A                   N/A                $ 3.82
                                                    ===                   ===                  ====

The following information applies to options outstanding at June 30, 2005:

Number outstanding                                           79,316
Exercise price                                               $13.22
Weighted-average exercise price                              $13.22
Weighted-average remaining contractual life                 8 years

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


                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 2004 to
June 30, 2005
-------------------------------------------------------------------

At June 30, 2005, the Company's assets totaled $134.0 million, an increase of $4.2 million, or 3.3%, compared to total assets at December 31, 2004. The increase in assets was comprised primarily of a $6.5 million, or 5.7%, increase in loans receivable which was principally funded by an increase in deposits of $3.6 million, or 4.1%, to $90.5 million at June 30, 2005 and a $1.9 million decrease in cash and interest-bearing deposits in other financial institutions.

Liquid assets (i.e. cash and interest-bearing deposits) decreased by $1.9 million, or 25.2%, from December 31, 2004 levels, to a total of $5.6 million at June 30, 2005. Investment securities available for sale totaled $4.1 million at June 30, 2005, a decrease of $1.0 million, or 19.1%, from December 31, 2004 levels. The decrease in investment securities was due to sales and maturities of securities totaling $811,000 and a decrease of $239,000 in the market value of the investment securities during the 2005 six month period.

As previously stated, loans receivable increased by $6.5 million, or 5.7%, during the six month period ended June 30, 2005, to a total of $121.2 million. Loan disbursements amounted to $23.0 million and were partially offset by principal repayments of $16.5 million. During the six months ended June 30, 2005, loan originations were comprised of $11.6 million in loans secured by one- to four-family residential real estate, $6.3 million in loans secured by commercial and nonresidential real estate, and $5.1 million in consumer and other loans.

The allowance for loan losses totaled $874,000 and $833,000 at June 30, 2005 and December 31, 2004, respectively. Nonperforming and impaired loans totaled $261,000 and $816,000 at June 30, 2005 and December 31, 2004, respectively. The decrease in nonperforming and impaired loans was primarily due to the repayment in full of a $500,000 nonperforming loan during the six month period ended June 30, 2005. The allowance for loan losses represented 334.9% and 102.1% of nonperforming and impaired loans as of June 30, 2005 and December 31, 2004, respectively. The allowance represented approximately .71% and ..70% of the total loan portfolio at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, nonperforming and impaired loans were comprised of $251,000 in loans secured by one- to four-family residential real estate and $10,000 in commercial, consumer and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any additional material losses on such loans. Although management believes that its allowance for loan losses at June 30, 2005 was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Deposits totaled $90.5 million at June 30, 2005, an increase of $3.6 million, or 4.1%, from December 31, 2004 levels. While management generally strives to maintain a moderate level of growth in deposits through marketing and pricing strategies, the recent rise in interest rates has contributed to the increase in deposits as depositors are attracted by the higher yields. The increase in deposits was used to fund increased loan demand. Federal Home Loan Bank advances increased by $4.0 million to $21.5 million at June 30, 2005. The increase in advances was used to pay off the outstanding balance of the $3.5 million note payable.

Shareholders' equity amounted to $20.6 million at June 30, 2005, an increase of $112,000, or .5% from December 31, 2004 levels. The increase resulted primarily from the net earnings of $457,000, which was reduced by a $124,000 decline in unrealized gains on securities designated as available for sale and by the payment of dividends of $221,000.

The Saving Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At June 30, 2005, the Savings Bank's regulatory capital was well in excess of the minimum capital requirements.

                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2005 and 2004
----------------------------------------------------------------------

General
-------

Net earnings for the three months ended June 30, 2005 amounted to $236,000, an increase of $15,000, or 6.8%, compared to the $221,000 in net earnings reported for the three month period ended June 30, 2004. The increase in earnings was due primarily to a $46,000, or 4.6%, increase in net interest income and a $6,000, or 4.8%, increase in other income, which were partially offset by a $29,000, or 4.0%, increase in general, administrative and other expense and an $8,000, or 5.3%, increase in income taxes.

Net Interest Income
-------------------

Total interest income amounted to $1.7 million for the three-month period ended June 30, 2005, an increase of $329,000, or 24.0%, from the same period in 2004. Interest income on loans totaled $1.6 million during the 2005 period, an increase of $339,000, or 26.5%, from the 2004 period. This increase was due primarily to a $14.8 million, or 13.9%, increase in the average balance of loans outstanding quarter to quarter, coupled with a 53 basis point increase in the weighted-average yield to 5.33% for the quarter ended June 30, 2005. The increase in the average balance was due to the growth in the loan portfolio, in particular, residential and nonresidential real estate. The increase in yield was due to the upward repricing of our adjustable rate mortgages reflecting recent increases in market interest rates.

Interest income on investment securities decreased by $27,000, or 33.8%, for the three months ended June 30, 2005, compared to the same quarter in 2004. This decline was due primarily to a $4.4 million, or 42.5%, decrease in the average balance outstanding which was partially offset by a 47 basis point increase in the weighted-average yield to 3.55% for the quarter ended June 30, 2005. The decrease in the average balance of investment securities was primarily due to the maturity of investment securities from which the funds were used to partially pay a $5.00 per share special dividend in October 2004. Interest income on other interest-bearing deposits increased by $17,000 during the three months ended June 30, 2005, compared to the same period in 2004, due primarily to a 197 basis point increase in the weighted-average yield, to 2.87% for the 2005 quarter, partially offset by a $385,000, or 9.6%, decrease in the average balance outstanding for the three month period. The increase in the weighted average yield of interest-bearing deposits was primarily due to the rise in short term interest rates.

Interest expense on deposits totaled $468,000 for the three month period ended June 30, 2005, an increase of $128,000, or 37.6%, from the $340,000 recorded for the same period in 2004. The increase in interest on deposits was due primarily to a 53 basis point increase in the weighted-average cost of deposits in the 2005 period, coupled with a $3.8 million, or 4.7%, increase in the average balance outstanding quarter to quarter. Interest expense on borrowings increased by $155,000 to $188,000 for the three month period ended June 30, 2005, as compared to $33,000 in borrowing costs in the 2004 quarter. The increase in borrowing costs was due to a $13.5 million increase in the average balance of borrowings outstanding quarter to quarter. The increase in borrowings was used to fund increased loan demand.








                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2005 and 2004 (continued)
----------------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management recorded a provision for losses on loans totaling $24,000 for each of the quarters ending June 30, 2005 and 2004. The current period provision was predicated primarily upon the continuing change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, as well as an increase in the size of the loan portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover estimated loan losses in the future.

Other Income
------------

Other income totaled $130,000 for the three month period ended June 30, 2005, an increase of $6,000, or 4.8%, over the same period in 2004. The increase in other income was due primarily to the absence of a $5,000 loss on the sale of real estate recognized in the 2004 quarter. Excluding the loss on repossessed property, other income would have increased by $1,000 from quarter to quarter. This increase is a result of a $3,000, or 6.8%, increase in other operating income which was partially offset by a $2,000, or 2.4%, decrease in service charge fees.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $753,000 for the three months ended June 30, 2005, an increase of $29,000, or 4.0%, compared to the same quarter in 2004. This increase was due primarily to a $15,000, or 3.7%, increase in employee compensation and benefits, a $7,000, or 11.3%, increase in data processing expenses, and a $5,000, or 3.0%, increase in other operating expenses. The increase in employee compensation and benefits was attributable to increased costs associated with the Company's stock benefit plan and insurance premiums, as well as normal merit increases quarter to quarter. The increase in data processing expenses and other operating expenses is primarily due to increased check processing costs and legal expense related to the on-going compliance costs of being a stock company.

Income Taxes
------------

The income tax provision totaled $160,000 for the three month period ended June 30, 2005, an increase of $8,000, or 5.3%, compared to the same quarter in 2004. The income tax provision includes expense for federal and Indiana state income taxes. The combined effective tax rates were 40.4% and 40.8% for the three month periods ended June 30, 2005 and 2004, respectively.






                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2005 and 2004
--------------------------------------------------------------------

General
-------

Net earnings for the six months ended June 30, 2005 amounted to $457,000, an increase of $19,000, or 4.3%, compared to the $438,000 in net earnings reported for the six month period ended June 30, 2004. The increase in earnings was due primarily to a $74,000, or 3.7%, increase in net interest income and a $56,000, or 23.1%, increase in other income, which were partially offset by an $104,000, or 7.3%, increase in general, administrative and other expense and a $7,000, or 2.3%, increase in income taxes.

Net Interest Income
-------------------

Total interest income amounted to $3.3 million for the six-month period ended June 30, 2005, an increase of $565,000, or 20.6%, from the same period in 2004. Interest income on loans totaled $3.2 million during the 2005 period, an increase of $593,000, or 23.2%, from the 2004 period. This increase was due primarily to a $14.8 million, or 14.1%, increase in the average balance of loans outstanding period to period, coupled with a 39 basis point increase in the weighted-average yield to 5.25% for the six months ended June 30, 2005. The increase in the average balance was due to the growth in the loan portfolio, in particular, residential and nonresidential real estate. The increase in yield was due to the upward repricing of our adjustable rate mortgages reflecting recent increases in market interest rates.

Interest income on investment securities decreased by $59,000, or 35.8%, for the six months ended June 30, 2005, compared to the same period in 2004. This decline was due primarily to a $4.5 million, or 42.6%, decrease in the average balance outstanding which was partially offset by a 38 basis point increase in the weighted-average yield to 3.53% for the period ended June 30, 2005. The decrease in the average balance of investment securities was primarily due to the maturity of investment securities from which the funds were used to partially pay a $5.00 per share special dividend in October 2004. Interest income on other interest-bearing deposits increased by $31,000 during the six months ended June 30, 2005, compared to the same period in 2004, due primarily to a 153 basis point increase in the weighted-average yield, to 2.47% for the 2005 period, partially offset by a $20,000, or .5%, decrease in the average balance outstanding for the six month period. The increase in the weighted average yield of interest-bearing deposits was primarily due to the rise in short term interest rates.

Interest expense on deposits totaled $889,000 for the six month period ended June 30, 2005, an increase of $180,000, or 25.4%, from the $709,000 recorded for the same period in 2004. The increase in interest on deposits was due primarily to a 37 basis point increase in the weighted-average cost of deposits in the 2005 period, coupled with a $2.7 million, or 3.3%, increase in the average balance outstanding period to period. Interest expense on borrowings increased by $311,000 to $367,000 for the six month period ended June 30, 2005, as compared to $56,000 in borrowing costs in the 2004 period. The increase in borrowing costs is due to a $15.4 million increase in the average borrowings outstanding period to period. The increase in borrowings was used to fund increased loan demand.








                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2005 and 2004 (continued)
--------------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management recorded a provision for losses on loans totaling $48,000 for each of the six month periods ending June 30, 2005 and 2004. The current period provision was predicated primarily upon the continuing change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, as well as an increase in the size of the loan portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover estimated loan losses in the future.

Other Income
------------

Other income totaled $298,000 for the six month period ended June 30, 2005, an increase of $56,000, or 23.1%, over the same period in 2004. The increase in other income was due primarily to a $51,000 gain from the sale of investment securities in 2005 as well as the absence of a $5,000 loss on the sale of repossessed property in 2004. Excluding the investment securities gain and the loss on sale of repossessed property, other income would have been $247,000 for each of the six month periods. A $9,000, or 11.0%, increase in other operating income was offset by a $9,000, or 5.5%, decrease in service charge fees.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.5 million for the six months ended June 30, 2005, an increase of $104,000, or 7.3%, compared to the same period in 2004. This increase was due primarily to a $60,000, or 7.2%, increase in employee compensation and benefits, a $25,000, or 8.6%, increase in other operating expenses and a $17,000, or 13.7%, increase in data processing expenses. The growth in employee compensation and benefits was primarily due to increased pension costs totaling $51,000. Excluding pension costs, employee compensation and benefits increased $9,000, or 1.1%, period to period. The increase in other operating expenses is primarily due to increased check processing costs and legal expense related to the on-going compliance costs of being a stock company.

Income Taxes
------------

The income tax provision totaled $309,000 for the six month period ended June 30, 2005, an increase of $7,000, or 2.3%, compared to the same quarter in 2004. The income tax provision includes expense for federal and Indiana state income taxes. The combined effective tax rates were 40.3% and 40.8% for the six month periods ended June 30, 2005 and 2004, respectively.












                           PFS Bancorp, Inc.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Other Events
------------

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





Date:   August 15, 2005             By:  /s/Mel E. Green
        ---------------                  ----------------------------------
                                         Mel E. Green
                                         President and Chief Executive Officer



Date:   August 15, 2005             By:  /s/Stuart M. Suggs
        ---------------                  ----------------------------------
                                         Stuart M. Suggs
                                         Corporate Treasurer, Chief Operating
                                          Officer, and Chief Financial Officer

























