Form 10QSB
period 2005-09-30
PFS BANCORP INC
filed 2005-11-14
CIK 1143330

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2005
                              _____________________________

                                      OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________


Commission File Number:    033233
                        ___________


                            PFS BANCORP, INC.
______________________________________________________________________________
    (Exact name of small business issuer as specified in its charter)


        Indiana                                           35-2142534
____________________________________      ____________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)



            Second & Bridgeway Streets, Aurora, Indiana  47001
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

Yes [X]     No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
November 14, 2005 -  1,473,728 shares of common stock
_______________________________________________________

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





















                            PFS Bancorp, Inc.

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (In thousands, except share data)

                                                                          September 30,   December 31,
            ASSETS                                                                 2005           2004
                                                                            (Unaudited)
Cash and due from banks                                                        $    968       $    995
Interest-bearing  deposits in other financial  institutions                       2,810          6,489
                                                                                -------        -------
            Cash and cash equivalents                                             3,778          7,484

Investment securities designated as available for sale -
  at market                                                                       2,904          5,014
Investment securities held to maturity - at amortized cost, which
  approximates market                                                               133            143
Loans receivable - net                                                          120,976        114,673
Office premises and equipment - at depreciated cost                                 839            940
Federal Home Loan Bank stock - at cost                                            1,086            975
Accrued interest receivable                                                         488            441
Prepaid expenses and other assets                                                   414             64
Prepaid income taxes                                                                108             20
Deferred income taxes                                                               173            -
                                                                                -------        -------
            Total assets                                                       $130,899       $129,754
                                                                                =======        =======

            LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                       $ 89,356       $ 86,939
Advances from the Federal Home Loan Bank                                         19,500         17,500
Note payable                                                                        -            3,500
Advances by borrowers for taxes and insurance                                        52            201
Accrued interest payable                                                             14             11
Other liabilities                                                                 1,256          1,061
Deferred income taxes                                                               -               13
                                                                                -------        -------
            Total liabilities                                                   110,178        109,225

Commitments                                                                         -              -

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par value;
    no shares issued                                                                -              -
  Common stock - 10,000,000 shares authorized, $.01 par value;
    1,551,293 shares issued                                                          16             16
  Additional paid-in capital                                                     15,178         15,106
  Retained earnings - restricted                                                  7,601          7,298
  Less 77,565 shares of treasury stock - at cost                                 (1,282)        (1,282)
  Shares acquired by stock benefit plans                                         (1,537)        (1,608)
  Accumulated other comprehensive income - unrealized gains on
     securities designated as available for sale, net of related tax effects        745            999
                                                                                -------        -------
            Total shareholders' equity                                           20,721         20,529
                                                                                -------        -------
            Total liabilities and shareholders' equity                         $130,899       $129,754
                                                                                =======        =======

                            PFS Bancorp, Inc.

                  CONSOLIDATED STATEMENTS OF EARNINGS

                (In thousands, except per share data)
                              (Unaudited)

                                                        Nine months ended    Three months ended
                                                           September 30,        September 30,
                                                           2005     2004        2005     2004
Interest income
  Loans                                                  $4,797   $3,923      $1,646   $1,365
  Investment securities                                     149      238          43       73
  Interest-bearing deposits and other                        71       34          21       15
                                                          -----    -----       -----    -----
     Total interest income                                5,017    4,195       1,710    1,453

Interest expense
  Deposits                                                1,402    1,052         513      343
  Borrowings                                                550      128         183       72
                                                          -----    -----       -----    -----
     Total interest expense                               1,952    1,180         696      415
                                                          -----    -----       -----    -----
     Net interest income                                  3,065    3,015       1,014    1,038

Provision for losses on loans                                72       72          24       24
                                                          -----    -----       -----    -----
     Net interest income after provision for
       losses on loans                                    2,993    2,943         990    1,014

Other operating income
   Gain on sale of investment securities                     51      -           -        -
   Gain (loss) on sale of repossessed property              -         (1)        -          4
   Service charges                                          240      253          84       88
   Other operating                                          136      122          45       40
                                                          -----    -----       -----    -----
     Total other operating income                           427      374         129      132

General, administrative and other expense
  Employee compensation and benefits                      1,329    1,281         440      452
  Occupancy and equipment                                   233      248          69       85
  Data processing                                           214      195          73       71
  Federal deposit insurance premiums                         39       38          13       13
  Other operating                                           420      426         105      136
                                                          -----    -----       -----    -----
     Total general, administrative and other expense      2,235    2,188         700      757
                                                          -----    -----       -----    -----

     Earnings before income taxes                         1,185    1,129         419      389

Income taxes
  Current                                                   438      421          32      125
  Deferred                                                   41       40         138       34
                                                          -----    -----       -----    -----
     Total income taxes                                     479      461         170      159
                                                          -----    -----       -----    -----

     NET EARNINGS                                        $  706   $  668      $  249   $  230
                                                          =====    =====       =====    =====
     EARNINGS PER SHARE
       Basic                                               $.51     $.48        $.18     $.16
                                                            ===      ===         ===      ===

       Diluted                                             $.49     $.47        $.17     $.16
                                                            ===      ===         ===      ===

                            PFS Bancorp, Inc.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (In thousands)
                              (Unaudited)

                                                                     Nine months ended  Three months ended
                                                                        September 30,      September 30,
                                                                        2005    2004       2005     2004
Net earnings                                                            $706    $668       $249     $230

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(148), $22, $(67) and $17 for the
    respective periods                                                  (288)     45       (130)      33

Reclassification adjustment for realized gains included in earnings,
     net of related taxes of $17 in 2005                                  34     -          -        -
                                                                         ---     ---        ---      ---

Comprehensive income                                                    $452    $713       $119     $263
                                                                         ===     ===        ===      ===

Accumulated comprehensive income                                        $745    $904       $745     $904
                                                                         ===     ===        ===      ===




























                            PFS Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the nine months ended September 30,
                            (In thousands)
                              (Unaudited)

                                                                            2005     2004
Cash flows from operating activities:
  Net earnings for the period                                             $  706   $  668
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of deferred loan origination fees                           (29)     (29)
    Amortization of premiums and discounts on investment securities - net     25       43
    Federal Home Loan Bank stock dividends                                   (21)     (27)
    Depreciation                                                             111      119
    Provision for losses on loans                                             72       72
    Amortization expense of stock benefit plan                                72       71
    Gain on sale of investment securities                                    (51)     -
    Loss on sale of repossessed property                                     -          1
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                            (47)     (75)
      Prepaid expenses and other assets                                     (350)      23
      Other liabilities                                                      161      329
      Accrued interest payable                                                 3       (1)
      Deferred compensation liability                                         34      -
      Income taxes
        Current                                                             (185)     (70)
        Deferred                                                              41       40
                                                                          ------   ------
            Net cash provided by operating activities                        542    1,164

Cash flows used in investing activities:
  Purchase of investment securities designated as available for sale         -    (17,933)
  Proceeds from maturities and repayments on investment securities         1,710   19,613
  Proceeds from sale of investment securities                                 51      -
  Loan principal repayments                                               24,942   21,168
  Loan disbursements                                                     (31,288) (33,586)
  Purchase of Federal Home Loan Bank stock                                   (90)     (40)
  Purchase of office premises and equipment                                  (10)     (35)
  Proceeds from sale of real estate acquired through foreclosure            -         218
                                                                          ------   ------
     Net cash used in investing activities                                (4,685) (10,595)

Cash flows provided by financing activities:
  Net increase (decrease) in deposits                                      2,417   (6,511)
  Repayment of note payable                                               (3,500)     -
  Proceeds from Federal Home Loan Bank advances                           10,000   16,500
  Repayment of Federal Home Loan Bank advances                            (8,000)  (2,000)
  Advances by borrowers for taxes and insurance                             (149)     102
  Dividends on common shares                                                (331)    (331)
                                                                          ------   ------
            Net cash provided by financing activities                        437    7,760
                                                                          ------   ------

Net decrease in cash and cash equivalents                                 (3,706)  (1,671)

Cash and cash equivalents at beginning of period                           7,484    5,187
                                                                          ------   ------

Cash and cash equivalents at end of period                              $  3,778 $  3,516
                                                                          ======   ======

                           PFS Bancorp, Inc.

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

              For the nine months ended September 30,
                           (In thousands)
                             (Unaudited)

                                                                    2005      2004
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                  $  639    $  470
                                                                   =====     =====

    Interest on deposits and borrowings                           $1,949    $1,181
                                                                   =====     =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                          $ (254)   $   45
                                                                   =====     =====

Transfers from loans to real estate acquired through
    foreclosure                                                   $  -      $   50
                                                                   =====     =====





























                            PFS Bancorp, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For the nine and three months ended September 30, 2005 and 2004


Forward-Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements and information relating to PFS Bancorp, Inc. (the "Company") that is based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company for the year ended December 31, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Peoples
Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share
    ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to 75,597 and 86,632 unallocated ESOP shares as of September 30, 2005 and 2004, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                         Nine months ended       Three months ended
                                            September 30,           September 30,
                                           2005       2004         2005        2004
Weighted-average common shares
  outstanding (basic)                 1,398,131  1,387,096    1,398,131   1,387,096
Dilutive effect of assumed exercise
  of stock options                       30,088     10,269       32,899      11,986
                                      ---------  ---------    ---------   ---------
Weighted-average common shares
  outstanding (diluted)               1,428,219  1,397,365    1,431,030   1,399,082
                                      =========  =========    =========   =========

                             PFS Bancorp, Inc.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       For the nine and three months ended September 30, 2005 and 2004


4.  Stock Option Plan
    -----------------

The Board of Directors had previously adopted the PFS Bancorp, Inc. Stock Option Plan (the "Plan") which provides for the issuance of 152,088 shares of authorized but unissued shares of common stock at fair value at the date of grant. Stock options were granted in June 2003 for 79,316 shares at an exercise price equal to fair value of $13.22 (adjusted for a $5.00 special dividend in 2004). The Plan provides that one-fifth of the options granted become exercisable on each of the first five anniversaries of the date of grant and each option has an exercise period of ten years from the grant date.

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

                                                                   Nine months ended      Three months ended
                                                                     September 30,           September 30,
                                                                     2005     2004           2005    2004
Net earnings (In thousands)                           As reported    $706     $668           $249    $230
                             Stock-based compensation, net of tax     (27)     (21)            (9)     (7)
                                                                      ---      ---            ---     ---

                                                        Pro-forma    $679     $647           $240    $223
                                                                      ===      ===            ===     ===
Earnings per share
  Basic                                               As reported    $.51     $.48           $.18    $.16
                             Stock-based compensation, net of tax    (.02)    (.01)          (.01)     -
                                                                      ---      ---            ---     ---

                                                        Pro-forma    $.49     $.47           $.17    $.16
                                                                      ===      ===            ===     ===

  Diluted                                             As reported    $.49     $.47           $.17    $.16
                             Stock-based compensation, net of tax    (.01)    (.01)            -       -
                                                                      ---      ---            ---     ---

                                                        Pro-forma    $.48     $.46           $.17    $.16
                                                                      ===      ===            ===     ===


                           PFS Bancorp, Inc.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    For the nine and three months ended September 30, 2005 and 2004


4.  Stock Option Plan (continued)
    -----------------

A summary of the status of the Plan as of September 30, 2005 and December 31, 2004 and 2003 is presented below:

                                                   September 30,                     December 31,
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
                                                  ======    =====     ======     =====       ======     =====

Weighted-average fair value of
  options granted during the period                           N/A                  N/A                $  3.82
                                                            =====                =====                  =====

The following information applies to options outstanding at September
30, 2005:

Number outstanding                                         79,316
Exercise price                                             $13.22
Weighted-average exercise price                            $13.22
Weighted-average remaining contractual life            7.75 years

5.  Critical Accounting Policies
    ----------------------------

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or changes in the financial condition of borrowers. Management believes that its critical accounting policies primarily relates to determining the amount of the allowance for loan losses. The Company's critical accounting policies are discussed in detail in its Annual Report for the year ended December 31, 2004 (incorporated by reference into the Company's 10-KSB filing) in Note A of the Notes to the Consolidated Financial Statements under "Allowance for Loan Losses." If management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for losses on loans decrease.


                             PFS Bancorp, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 2004 to September 30, 2005
-------------------------------------------------------------------

At September 30, 2005, the Company's assets totaled $130.9 million, an increase of $1.1 million, or .9%, compared to total assets at December 31, 2004. The increase in assets was comprised primarily of a $6.3 million, or 5.5%, increase in loans receivable which was principally funded by an increase in deposits of $2.4 million, or 2.8%, to $89.4 million at September 30, 2005 and a $3.7 million decrease in cash and interest-bearing deposits in other financial institutions.

Liquid assets (i.e. cash and interest-bearing deposits) decreased by $3.7 million, or 49.5%, from December 31, 2004 levels, to a total of $3.8 million at September 30, 2005. Investment securities available for sale totaled $2.9 million at September 30, 2005, a decrease of $2.1 million, or 42.1%, from December 31, 2004 levels. The decrease in investment securities was due to sales and maturities of securities totaling $1.8 million and a decrease of $385,000 in the market value of the investment securities during the 2005 nine month period.

As previously stated, loans receivable increased by $6.3 million, or 5.5%, during the nine month period ended September 30, 2005, to a total of $121.0 million. Loan disbursements amounted to $31.3 million and were partially offset by principal repayments of $24.9 million. During the nine months ended September 30, 2005, loan originations were comprised of $15.2 million in loans secured by one- to four-family residential real estate, $7.6 million in loans secured by commercial and nonresidential real estate, and $8.5 million in consumer and other loans.

The allowance for loan losses totaled $895,000 and $833,000 at September 30, 2005 and December 31, 2004, respectively. Nonperforming and impaired loans totaled $730,000 and $816,000 at September 30, 2005 and December 31, 2004, respectively. The allowance for loan losses represented 122.6% and 102.1% of nonperforming and impaired loans as of September 30, 2005 and December 31, 2004, respectively. The allowance represented approximately .72% and .70% of the total loan portfolio at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, nonperforming and impaired loans were comprised of $610,000 in loans secured by one- to four-family residential real estate and $120,000 in commercial, consumer and other loans. Management believes such loans are adequately collateralized and does not presently expect to incur any additional material losses on such loans. Although management believes that its allowance for loan losses at September 30, 2005 was sufficient to cover known and inherent losses in the loan portfolio based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Deposits totaled $89.4 million at September 30, 2005, an increase of $2.4 million, or 2.8%, from December 31, 2004 levels. While management generally strives to maintain a moderate level of growth in deposits through marketing and pricing strategies, the recent rise in interest rates has contributed to the increase in deposits as depositors are attracted by the higher yields. The increase in deposits was used to fund increased loan demand. Federal Home Loan Bank advances increased by $2.0 million, or 11.4%, to $19.5 million at September 30, 2005. The increase in advances along with the funds from the maturities of investment securities were used to pay off the outstanding balance of a $3.5 million note payable.

Shareholders' equity amounted to $20.7 million at September 30, 2005, an increase of $192,000, or .9% from December 31, 2004 levels. The increase resulted primarily from the net earnings of $706,000 and $72,000 of amortization related to a distribution of shares in connection with the Company's recognition and retention plan, which was reduced by a $254,000 decline in unrealized gains on securities designated as available for sale and by the payment of dividends of $331,000.

The Saving Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2005, the Savings Bank's regulatory capital was well in excess of the minimum capital requirements.


                            PFS Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
September 30, 2005 and 2004
-----------------------------------------------------------------

General
-------

Net earnings for the three months ended September 30, 2005 amounted to $249,000, an increase of $19,000, or 8.3%, compared to the $230,000 in net earnings reported for the three month period ended September 30, 2004. The increase in earnings was due primarily to a $57,000, or 7.5%, decrease in general, administrative and other expense, which was partially offset by a $24,000, or 2.3%, decrease in net interest income, a $3,000, or 2.3%, decrease in other income and an $11,000, or 6.9%, increase in income taxes.

Net Interest Income
-------------------

Total interest income amounted to $1.7 million for the three-month period ended September 30, 2005, an increase of $257,000, or 17.7%, from the same period in 2004. Interest income on loans totaled $1.6 million during the 2005 period, an increase of $281,000, or 20.6%, from the 2004 period. This increase was due primarily to a $11.0 million, or 9.9%, increase in the average balance of loans outstanding quarter to quarter, coupled with a 48 basis point increase in the weighted-average yield to 5.38% for the quarter ended September 30, 2005. The increase in the average balance was due to the growth in the loan portfolio, in particular, residential and nonresidential real estate loans. The increase in yield was due to the upward repricing of our adjustable rate mortgages, reflecting a continuing increase in market interest rates.

Interest income on investment securities decreased by $30,000, or 41.1%, for the three months ended September 30, 2005, compared to the same quarter in 2004. This decline was due primarily to a $4.8 million, or 49.3%, decrease in the average balance outstanding which was partially offset by a 49 basis point increase in the weighted-average yield to 3.51% for the quarter ended September 30, 2005. The decrease in the 2005 average balance of investment securities was primarily due to the maturity of investment securities which were used to partially pay a $5.00 per share special dividend in October 2004. Interest income on other interest-bearing deposits increased by $6,000 during the three months ended September 30, 2005, compared to the same period in 2004, due primarily to a 161 basis point increase in the weighted-average yield, to 3.09% for the 2005 quarter, partially offset by a $1.3 million, or 32.7%, decrease in the average balance outstanding for the three month period. The increase in the weighted average yield of interest-bearing deposits was primarily due to the continuing rise in short term interest rates.

Interest expense on deposits totaled $513,000 for the three month period ended September 30, 2005, an increase of $170,000, or 49.6%, from the $343,000 recorded for the same period in 2004. The increase in interest on deposits was due primarily to a 67 basis point increase in the weighted-average cost of deposits in the 2005 period, coupled with a $6.1 million, or 7.6%, increase in the average balance outstanding quarter to quarter. Interest expense on borrowings increased by $111,000 to $183,000 for the three month period ended September 30, 2005, as compared to $72,000 in borrowing costs in the 2004 quarter. The increase in borrowing costs was due to a $6.5 million increase in the average balance of borrowings outstanding quarter to quarter, as well as an increase in the weighted-average interest cost of borrowings. The increase in borrowings was used to fund increased loan demand.


                             PFS Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
September 30, 2005 and 2004 (continued)
-----------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management recorded a provision for losses on loans totaling $24,000 for each of the quarters ending September 30, 2005 and 2004. The current period provision was predicated primarily upon the continuing change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, as well as an increase in the size of the loan portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover estimated loan losses in the future.

Other Income
------------

Other income totaled $129,000 for the three month period ended September 30, 2005, a decrease of $3,000, or 2.3%, from the same period in 2004. The decrease in other income was due primarily to the absence of a $4,000 gain on the sale of repossessed property recognized in the 2004 quarter. Excluding the loss on repossessed property, other income would have increased by $1,000 from quarter to quarter. This increase is a result of a $5,000, or 12.5%, increase in other operating income which was partially offset by a $4,000, or 4.5%, decrease in service charge fees.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $700,000 for the three months ended September 30, 2005, a decrease of $57,000, or 7.5%, compared to the same quarter in 2004. This decrease was due primarily to a $12,000, or 2.7%, decrease in employee compensation and benefits, a $16,000, or 18.8%, decrease in occupancy and equipment expense, and a $31,000, or 22.8%, decrease in other operating expenses. The decrease in occupancy and equipment expense is attributable to a reduction in equipment expense and equipment depreciation expense quarter to quarter. The decrease in other operating expenses is principally related to cost reductions as a result of the pending merger with Peoples Community Bancorp, Inc.

Income Taxes
------------

The income tax provision totaled $170,000 for the three month period ended September 30, 2005, an increase of $11,000, or 6.9%, compared to the same quarter in 2004. The income tax provision includes expense for federal and Indiana state income taxes. The combined effective tax rates were 40.6% and 40.9% for the three month periods ended September 30, 2005 and 2004, respectively.




                             PFS Bancorp, Inc.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended
September 30, 2005 and 2004
----------------------------------------------------------------

General
-------

Net earnings for the nine months ended September 30, 2005 amounted to $706,000, an increase of $38,000, or 5.7%, compared to the $668,000 in net earnings reported for the nine month period ended September 30, 2004. The increase in earnings was due primarily to a $50,000, or 1.7%, increase in net interest income and a $53,000, or 14.2%, increase in other income, which were partially offset by a $47,000, or 2.1%, increase in general, administrative and other expense and an $18,000, or 3.9%, increase in income taxes.

Net Interest Income
-------------------

Total interest income amounted to $5.0 million for the nine-month period ended September 30, 2005, an increase of $822,000, or 19.6%, from the same period in 2004. Interest income on loans totaled $4.8 million during the 2005 period, an increase of $874,000, or 22.3%, from the 2004 period. This increase was due primarily to a $14.1 million, or 13.1%, increase in the average balance of loans outstanding period to period, coupled with a 40 basis point increase in the weighted-average yield to 5.27% for the nine months ended September 30, 2005. The increase in the average balance was due to the growth in the loan portfolio, in particular, residential and nonresidential real estate. The increase in yield was due to the upward repricing of our adjustable rate mortgages reflecting continuing increases in market interest rates.

Interest income on investment securities decreased by $89,000, or 37.4%, for the nine months ended September 30, 2005, compared to the same period in 2004. This decline was due primarily to a $4.5 million, or 44.4%, decrease in the average balance outstanding which was partially offset by a 39 basis point increase in the weighted-average yield to 3.53% for the period ended September 30, 2005. The decrease in the 2005 average balance of investment securities was primarily due to the maturity of investment securities which were used to partially pay a $5.00 per share special dividend in October 2004. Interest income on other interest-bearing deposits increased by $37,000 during the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to a 140 basis point increase in the weighted-average yield, to 2.63% for the 2005 period, partially offset by a $85,000, or 2.3%, decrease in the average balance outstanding for the nine month period. The increase in the weighted average yield of interest-bearing deposits was primarily due to the continuing rise in short term interest rates.

Interest expense on deposits totaled $1.4 million for the nine month period ended September 30, 2005, an increase of $350,000, or 33.3%, from the $1.1 million recorded for the same period in 2004. The increase in interest on deposits was due primarily to a 44 basis point increase in the weighted-average cost of deposits in the 2005 period, coupled with a $5.0 million, or 6.2%, increase in the average balance outstanding period to period. Interest expense on borrowings increased by $422,000 to $550,000 for the nine month period ended September 30, 2005, as compared to $128,000 in borrowing costs in the 2004 period. The increase in borrowing costs is due to a $12.2 million increase in the average borrowings outstanding period to period, as well as an increase in the weighted-average cost of borrowings. The increase in borrowings was used to fund increased loan demand.


                             PFS Bancorp, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended
September 30, 2005 and 2004 (continued)
----------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management recorded a provision for losses on loans totaling $72,000 for each of the nine month periods ending September 30, 2005 and 2004. The current period provision was predicated primarily upon the continuing change in the loan portfolio mix, including an increase in loans secured by nonresidential real estate, as well as an increase in the size of the loan portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover estimated loan losses in the future.

Other Income
------------

Other income totaled $427,000 for the nine month period ended September 30, 2005, an increase of $53,000, or 14.2%, over the same period in 2004. The increase in other income was due primarily to a $51,000 gain from the sale of investment securities in 2005, as well as the absence of a $1,000 loss on the sale of repossessed property in 2004. Excluding the investment securities gain and the loss on sale of repossessed property, other income would have been $376,000 and $375,000 for the nine month periods ended September 30, 2005 and 2004, respectively. A $14,000, or 11.5%, increase in other operating income was offset by a $13,000, or 5.1%, decrease in service charge fees.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.2 million for the nine months ended September 30, 2005, an increase of $47,000, or 2.1%, compared to the same period in 2004. This increase was due primarily to a $48,000, or 3.7%, increase in employee compensation and benefits and a $19,000, or 9.7%, increase in data processing expenses which were partially offset by a $15,000, or 6.0%, decrease in occupancy and equipment expense and a $6,000, or 1.4%, decrease in other operating expenses. The growth in employee compensation and benefits was primarily due to increased pension costs totaling $51,000. Excluding pension costs, employee compensation and benefits decreased $3,000, or ..2%, period to period.

Income Taxes
------------

The income tax provision totaled $479,000 for the nine month period ended September 30, 2005, an increase of $18,000, or 3.9%, compared to the same quarter in 2004. The income tax provision includes expense for federal and Indiana state income taxes. The combined effective tax rates were 40.4% and 40.8% for the nine month periods ended September 30, 2005 and 2004, respectively.

                            PFS Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


Other Events
------------

On May 4, 2005, the Company announced that it entered into an agreement and plan of merger with Peoples Community Bancorp, Inc. (Peoples Community), whereby Peoples Community will pay $23.00 per share in cash, or approximately $33.8 million in the aggregate, for 100% of the outstanding common shares of the Company. The transaction was subject to shareholder and regulatory approval with a tentative closing date in the fourth quarter of calendar 2005 or the first quarter of calendar 2006. PFS Bancorp, Inc. shareholders approved the merger on October 14, 2005 by an affirmative vote of 64% of shares eligible to vote.


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





Date:   November 14, 2005      By:  /s/Mel E. Green
                                    -------------------------------------
                                    Mel E. Green
                                    President and Chief Executive Officer



Date:   November 14, 2005      By:  /s/Stuart M. Suggs
                                    --------------------------------------
                                    Stuart M. Suggs
                                    Corporate Treasurer, Chief Operating
                                     Officer, and Chief Financial Officer


























